Form 10QSB
period 1996-03-31
BOYDS WHEELS INC
filed 1996-05-17
CIK 913007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                        Commission file number: 0-26738



                               BOYDS WHEELS, INC.
- -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



                CALIFORNIA                                     93-1000272
- ----------------------------------------                  ---------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


    8380 Cerritos Ave., Stanton, CA                              90680
- ----------------------------------------                  ---------------------
(Address of Principal Executive Offices)                       (Zip Code)


Issuer's Telephone Number, including area code: (714)952-4038

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 1996:


                 Title                             Outstanding
      --------------------------                   -----------
      Common Stock, No Par Value                    2,502,414


Transitional Small Business Disclosure Format (check one); Yes      No  X
                                                               ----    ----

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                               BOYDS WHEELS, INC

                                 BALANCE SHEETS

                                                              MARCH 31, 1996        DECEMBER 31, 1995
                                                              --------------        -----------------
                                                               (UNAUDITED)
                                    ASSETS:
Current Assets:
    Cash                                                      $   554,606             $ 1,039,552
    Accounts receivable, net                                    1,375,453               1,287,275
    Inventories, net                                            4,667,007               3,643,512
    Due from affiliate                                            100,000                 100,000
    Deferred tax asset                                            156,946                 156,946
    Prepaids and other current assets                             753,566                 593,642
                                                              -----------             -----------
         TOTAL CURRENT ASSETS                                   7,607,578               6,820,927

Due from affiliate                                                 58,142                  72,684
Property and equipment, net                                     4,977,752               4,689,372
Other assets, net                                                 218,712                 199,034
                                                              -----------             -----------
         TOTAL ASSETS                                         $12,862,184             $11,782,017
                                                              ===========             ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
    Accounts payable                                          $ 2,695,326             $ 2,449,674
    Accrued liabilities                                           988,749               1,458,980
    Revolving credit agreements                                   550,000                 289,554
    Current maturities of long-term debt                          494,932                 343,413
    Due to affiliate                                               29,170                  35,769
    Income taxes payable                                          203,521                 130,689
                                                              -----------             -----------
         TOTAL CURRENT LIABILITIES                              4,961,698               4,708,079

Long-term debt                                                  1,326,072                 902,754
Other long-term liabilities                                        72,979                  79,757
Deferred income taxes                                             235,179                 235,179
                                                              -----------             -----------
         TOTAL LIABILITIES                                      6,595,928               5,925,769

Shareholders' equity:
 Preferred stock, no par value; 5,000,000
    shares authorized, no shares issued and
    outstanding
 Common stock, no par value; 25,000,000
    shares authorized, 2,489,856 shares
    and 2,484,593 shares issued and
    outstanding at March 31, 1996 and
    December 31,1995,respectfully                               6,007,207               5,957,207
 Contributed capital                                              826,511                 826,511
 Accumulated deficit                                             (567,462)               (927,470)
                                                              -----------             -----------
         TOTAL SHAREHOLDERS' EQUITY                             6,266,256               5,856,248
                                                              -----------             -----------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                              $12,862,184             $11,782,017
                                                              ===========             ===========

      The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------
                                                                         1996               1995
                                                                      ----------         ----------
Net sales                                                             $5,334,074         $3,659,669
Cost of goods sold                                                     3,976,019          2,781,721
                                                                      ----------         ----------
   Gross margin                                                        1,358,055            877,948

Selling, general and administrative expenses                             714,142            464,932
                                                                      ----------         ----------
   Income from operations                                                643,913            413,016

Interest and other expenses, net                                          47,873            142,392
                                                                      ----------         ----------
       Income before provision for income taxes                          596,040            270,624

Provision for income taxes                                               236,032            111,074
                                                                      ----------         ----------
   Net income                                                         $  360,008         $  159,550
                                                                      ==========         ==========
   Net income per common share and
       common equivalent share, before
       accretion of Series A redeemable
       preferred stock                                                $     0.14         $     0.09
                                                                      ==========         ==========
Accretion of Series A redeemable preferred stock:

Net income, as above                                                  $  360,008         $  159,550
Adjustment for accretion of Series
   A redeemable preferred stock                                             -              (313,840)
                                                                      ----------          ----------
Net income (loss) applicable
   to common shareholders                                             $  360,008         $ (154,290)
                                                                      ==========         ==========
Net income per share, as above                                        $     0.14         $     0.09
Adjustment for accretion of Series
   A redeemable preferred stock                                             -                 (0.18)
                                                                      ----------         ----------
Net income (loss) per common share
   and common equivalent share                                        $     0.14         $    (0.09)
                                                                      ==========         ==========
Weighted average common shares and
   common equivalent shares outstanding                                2,655,000          1,697,000
                                                                      ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                             1996               1995
                                                                         -----------        ----------
Cash flows from operating activities:

    Net income                                                           $   360,008        $   159,550
    Adjustments to reconcile net income to net
         cash used by operating activities:
         Depreciation and amortization                                       185,392            125,665
         Loss on disposal of property and equipment                            8,160                -
         Bad debt expense                                                     20,000                -
         Reserve for inventory obsolescence                                   20,000
         Deferred income taxes                                                   -              111,073
         Increase in accounts receivable                                    (100,302)          (578,522)
         Increase in inventories                                          (1,011,907)          (841,157)
         Increase in prepaids and other assets                              (157,217)           (77,440)
         Increase in accounts payable                                        242,935            906,224
         Decrease in accrued liabilities                                    (494,671)          (277,296)
         Increase in income taxes payable                                     72,832                -
         (Decrease) increase in other long-term liabilities                   (6,778)            32,965
                                                                         -----------        -----------
             Net cash used by operating activities                          (861,548)          (438,938)
                                                                         -----------        -----------
Cash flows from investing activities:

    Purchase of property and equipment                                      (442,049)          (178,773)
    Cash acquired in acquisition                                              37,693                -
    Proceeds from the sale of property and equipment                           2,400                -
    Payments on covenants not to compete                                     (24,585)               -
    Decrease in due to (from) affiliates                                       7,943             24,114
                                                                         -----------        -----------
         Net cash used by investing activities                              (418,598)          (154,659)
                                                                         -----------        -----------
Cash flows from financing activities:

    Increase in revolving purchasing agreement                               550,000            550,000
    Decrease in due to (from) majority shareholder                               -              (20,641)
    Proceeds from issuance of long-term debt                                 332,407          1,111,782
    Principal repayments of long-term debt                                   (87,207)        (1,187,347)
                                                                         -----------        -----------
         Net cash provided by financing activities                           795,200            453,794
                                                                         -----------        -----------
         Net decrease in cash                                               (484,946)          (139,803)

    Cash at beginning of period                                            1,039,552            144,595
                                                                         -----------        -----------
    Cash at end of period                                                $   554,606        $     4,792
                                                                         ===========        ===========

Continued

   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                        1996            1995
                                                                      --------        --------
Cash paid during the period for:

    Income taxes                                                      $163,200        $    800
                                                                      ========        ========
    Interest                                                          $142,956        $ 47,998
                                                                      ========        ========

Supplemental schedule of noncash investing and financing activities:

    Equipment leases capitalized                                      $ 40,084        $ 53,875
    Common stock issued in settlement of employment agreement           50,000            -
    Noncash reductions of due from affiliates                           14,542          30,605
    Accretion of Series A redeemable preferred stock                       -           313,840





   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                      For the Period Ending March 31, 1996
                                  (Unaudited)




1.       Summary of Significant Accounting Policies:

         Basis of Presentatio:

         The interim financial data as of and for the three months ended March 31, 1996, and 1995 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories:

         Inventories consist of the following:

                                                            MARCH 31, 1996              DECEMBER 31, 1995
                                                            --------------              -----------------
                                                             (UNAUDITED)
                                                             -----------
         Raw materials                                        $  821,642                    $  921,819
         Work in process                                       3,043,871                     1,805,882
         Finished goods                                          801,494                       915,811
                                                              ----------                    ----------
                                                              $4,667,007                    $3,643,512
                                                              ==========                    ==========


3.       Net Income Per Common Share:

         Net income per share is based on the reported net income, with such reported net income reduced in 1995 for the accretion of the Series A Redeemable Preferred Stock. The resulting amount is presented below as income applicable to common shareholders.

         Such income applicable to common shareholders in each period is divided by the weighted average number of outstanding common shares and common equivalent shares in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. The SAB requires that common stock issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which became issuable during the same period pursuant to the issuance of common stock options and warrants (using the modified treasury stock method) at prices substantially less than the initial public offering price be included in the calculation of common stock and common stock equivalents as if they were outstanding for all periods presented.

Continued

                              BOYDS WHEELS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                     For the Period Ending March 31, 1996
                                  (Unaudited)


3.       Net Income Per Common Share, continued:



                                                        THREE MONTHS ENDED MARCH 31
                                          ------------------------------------------------------
                                                    1996                           1995
                                          ----------------------           ---------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)

Reported net income and
  net income per share                    $ 360           $ .14            $  160         $  .09
Adjustment for accretion
  of Series A redeemable
  preferred stock                           -               -                (314)         (0.18)
                                          -----           -----            ------         ------
Net income (loss)
  applicable to common
  shareholders and net
  income per share                        $ 360           $0.14            $ (154)        $(0.09)
                                          =====           =====            ======         ======

Weighted average number of:
  Common shares                           2,490                             1,634
  Common equivalent shares                  165                                63
                                          -----                            ------

Weighted average common
  shares and common
  equivalent shares                       2,655                             1,697
                                          =====                            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company designs, manufactures and markets high quality aluminum wheels for the specialty automotive aftermarket. In addition to its premium aluminum wheels, the Company designs, manufactures and markets motorcycle wheels, steering wheels for automobiles, automotive and motorcycle billet aluminum accessories and also sells car care products under its own label. The Company sells its products domestically through a national distribution network of tire and performance retailers, warehouse distributors and mail order outlets and internationally through foreign distribution channels.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND THREE MONTHS ENDED MARCH 31, 1995

NET SALES

        Net sales for the three months ended March 31, 1996, were $5,334,074 compared to $3,659,669 for the same period in 1995, an increase of $1,674,405 or 45.8%. The increase was primarily attributable to the continued demand for the Company's main product lines, two-piece cast wheels and billet wheels, sales of which increased approximately $600,000. The new motorcycle wheels and accessories, introduced in mid 1995 accounted for approximately $500,000 of the increase. The new one-piece cast wheels, introduced in the fourth quarter of 1995, contributed approximately $200,000 to the increase in net sales and private label sales contributed approximately $300,000 to the increase in net sales.

GROSS MARGIN

        Gross margin for the three months ended March 31, 1996 was $1,358,055 compared to $877,948 for the same period in 1995, an increase of $480,107 or 54.7%. As a percentage of net sales, gross margin increased to 25.5% in 1996 from 24.0% in 1995. The increase in gross margin was primarily attributable to volume discounts associated with larger quantity purchases of raw materials, an increase in average sales price and a change in sales mix including new products at higher gross margins. The increase in gross margin was slightly offset by an increase in general factory overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three months ended March 31, 1996 were $714,142 compared to $464,932 for the same period in 1995, an increase of $249,210 or 53.6%. As a percentage of net sales, selling, general and administrative expenses increased to 13.4% in 1996 from 12.7% in 1995. This increase was primarily attributable to an increase in expenditures related to new product development, advertising and promotional costs associated with new product introductions and legal, accounting and other costs related to being a public company.

INTEREST AND OTHER EXPENSES, NET

        Interest and other expenses, net, for the three months ended March 31, 1996 were $47,873 compared to $142,393 for the same period in 1995, a decrease of $94,520 or 66.4%. This decrease was attributable to the partial application of the proceeds from the Company's initial public offering which were used to reduce debt and invest in short-term interest bearing securites.

INCOME TAXES

        Income taxes for the three months ended March 31, 1996 were $236,032 compared to $111,074 for the same period in 1995, an increase of $124,958 or 112.5%. The provision for income taxes in the first quarter of 1996 and 1995 represents the Company's expected annual effective tax rate and was 39.6% and 41.0% for 1996 and 1995, respectfully.

NET INCOME

        As a result of the above, net income for the three months ended March 31, 1996 was $360,008 compared to $159,550 for the same period in 1995, an increase of $200,458 or 125.6%.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital was $2,645,880 at March 31, 1996 compared to $2,112,848 at December 31, 1995, an increase of $533,032. The Company has a revolving line of credit with a bank which was increased to $2,500,000 from $2,000,000 in April 1996. Availability of funds are based upon certain balances of the Company's eligible accounts receivable and inventory with availability of approximately $990,000 at March 31, 1996. The Company also has an equipment line of credit which was increased to $1,000,000 from $750,000 in April 1996. Availability was approximately $150,000 on the equipment line at March 31, 1996. In April 1996 the amount borrowed on the equipment line of $600,000 was converted into a five year note payable, resulting in $1,000,000 availability commencing in April 1996. The Company intends to use its revolving line of credit, equipment line and cash generated from operations, if any, to continue the growth of the Company. To the extent that such amounts are inadequte to finance the Company's capital requirements, the Company may be required to raise additional funds through additional equity or debt financing.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES.

         NOT APPLICABLE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION.

         NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS.

             EXHIBIT 27 - FINANCIAL DATA SCHEDULE

         (B) REPORTS OF FORM 8-K

             NONE.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BOYDS WHEELS, INC.


By: /s/ BOYD L. CODDINGTON
- -----------------------------
Boyd L. Coddington
Chief Executive Officer
(Principal Executive Officer)


Date: May 15, 1996


By: /s/ REX A. OURS
- -----------------------------
Rex A. Ours
Chief Financial Officer
and Corporate Secretary
(Principal Financial Officer)

Date: May 15, 1996