Form 10KSB/A
period 1995-12-31
BOYDS WHEELS INC
filed 1996-06-11
CIK 913007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to

                         COMMISSION FILE NUMBER: 0-26738

                               BOYDS WHEELS, INC.
                 (Name of Small Business Issuer in its Charter)

          CALIFORNIA                                     93-1000272
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8380 CERRITOS AVE., STANTON, CALIFORNIA                             90680
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, including area code: (714) 952-4038

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                               Title of Securities
                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year.  $ 17,796,110

As of March 29, 1996, the issuer had 2,484,593 shares of Common Stock, no par value, outstanding.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 25, 1996 was $ 18,377,796

                           DOCUMENTS INCORPORATED BY REFERENCE

(1)  Proxy Statement for Shareholder Meeting to be held on June 12, 1996: Part
     III.

    Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                   ---     ---

                                    PART III

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) List of Exhibits:

Number                              Description

 1.1** Form of Underwriting Agreement by and among the Registrant, certain Selling Shareholders of the Registrant, Cruttenden Roth Incorporated and Black & Registrant, Inc.

 3.1** Articles of Incorporation as filed with the California Secretary of State on April 27, 1988.

 3.2** Amended and Restated Articles of Incorporation filed with the California Secretary of State on December 12, 1991.

 3.3** Amended and Restated Articles of Incorporation filed with the California Secretary of State on October 13, 1994.

 3.4** Certificate of Determination of Preferences of Series A Redeemable Preferred Stock of Registrant filed with the California Secretary of State on November 2, 1994.

 3.5** Agreement of Merger by and between Registrant and Boyds Ultra Violet, Inc. filed with the California Secretary of State on November 2, 1994.

 3.6** Bylaws of the Registrant, as amended and restated, including proposed amendment thereto.

 4.1** Warrant held by Specialty Blanks, Inc. to purchase $200,000 of Common Stock dated March 1, 1993, with Addendum dated September 24, 1993.

 4.2** Form of Warrant held by Robert E. Fitzgerald to purchase 10,560 shares of Common Stock and Ty Rogers to purchase 2,640 shares of Common Stock.

 4.3** Warrant held by Karl Kantarjian to purchase 10,000 shares of Common Stock dated as of November 3, 1994.

 4.4**     Form of 9% Convertible Promissory Note due June 30, 1996.

 4.5** Form of Warrant issued in 1994 Private Placement held as of the date hereof by Messrs. Gills and Fitzgerald.

 4.6** Option to Purchase Common Stock by and between the Registrant and Brad Fanshaw dated as of May 19, 1993.

 4.7**     1995 Stock Option Plan.

 4.8** Form of Representatives' Warrant Agreement by and between the Registrant, Cruttenden Roth Incorporated and Black & Registrant, Inc.

 5.1**     Opinion of Rutan & Tucker.

10.1** Loan & Security Agreement dated February 8, 1995 by and between Registrant and Comerica Bank - California, including Guaranty of Boyd Coddington.

10.2** Amended and Restated Agreement dated as of December 30, 1994 by and between Registrant, Boyd Coddington and Specialty Blanks, Inc.

10.3** Amended and Restated Continuing Guaranty dated as of December 30, 1994 by and between Boyd Coddington and Diane Coddington and Specialty Blanks, Inc.

10.4** License Agreement dated November 1, 1993 between Registrant and Velocity Distribution, Inc.

10.5** Letter dated March 20, 1995 memorializing agreement between Registrant and Hot Rods by Boyd concerning inter-company account balance.

10.6** Standard Industrial Lease between Registrant and A & P Leasing Registrant dated April 9, 1992 (8350 Cerritos Avenue).

10.7** Standard Industrial Lease between Registrant and Currie Family Trust dated July 17, 1994 (8402 Cerritos Avenue).

10.8** Standard Industrial Lease between Registrant and Currie Family Trust dated October 1, 1994 (8400 Cerritos Avenue).

Exhibit
 Number                               Description
- --------                              -----------
10.9** Standard Industrial/Commercial Single-Tenant Lease between Boyd and Diane Coddington and Duane and Carole Logsdon dated June 15, 1992 (8380 Cerritos Avenue and 10541 Ashdale Street).

10.10** Assignment of Real Property Lease Rights of Boyd and Diane Coddington to Registrant dated September 29, 1994 (8380 Cerritos Avenue and 10541 Ashdale Street), and Assignment of Equipment Lease Rights.

10.11** Standard Industrial/Commercial Single-Tenant Lease between Registrant and Hopper Shop Equipment Sales dated January 11, 1995. (8250 Cerritos Avenue).

10.12** Letter Agreements between Registrant and Codde, Inc. to lease a tractor and trailer, dated January 1, 1995 and May 1, 1995.

10.13** Equipment Lease between Registrant and Financial Federal Credit, dated March 10, 1995.

10.14** Equipment Lease between Registrant and Financial Federal Credit, dated March 22, 1995.

10.15** Textron Financial Corp. Master Lease Schedule, Master Lease Agreement and Guaranty, dated August 14, 1992.

10.16** Master Lease Schedule by and between Citicorp Leasing Inc. and Registrant dated January 23, 1995.

10.17** Automobile purchase agreement between Boyd Coddington and Richard Hibbard Chevrolet, Inc., dated May 23, 1994.

10.18** Guaranty of Boyd and Diane Coddington and Hot Rods by Boyd to Financial Federal Credit, dated March 10, 1995.

10.19** Marketing/Promotion Agreement by and among the Registrant, Boyd Coddington and Hot Rods by Boyd, Inc.

10.20** Option Agreement by and among the Registrant, Boyd and Diane Coddington and Hot Rods by Boyd, Inc.

10.21**    Employment Agreement by and between the Registrant and Boyd
           Coddington.

10.22**    Employment Agreement by and between the Registrant and Brad Fanshaw.

10.23** Loan Agreement, Business Loan Agreement and Security Agreements, each dated July 24, 1995, between the Registrant and Eldorado Bank.

10.24** Equipment Lease between Registrant and Financial Federal Credit dated July 21, 1995

10.25      Settlement Agreement and General Release dated February 15, 1996

10.26 Agreement for the Purchase and Sale of Assets of Velocity Distribution, Inc. dated February 15, 1996.

10.27+ Loan Agreement and Security Agreements, each dated November 11, 1995 between the Registrant and Eldorado Bank

- --------------------
 ** Previously filed as a like numbered Exhibit to the Company's Registration Statement on Form SB-2 dated September 15, 1995 (Registration No. 33-94064-LA) and incorporated herein by reference.

  +  Previously filed.

(a)(2) Index to Financial Statements                                                  Page
                                                                                      ----

Report of Independent Accountants...................................................   F-1

Balance Sheet at December 31, 1995..................................................   F-2

Statements of Income for the Years Ended December 31, 1994 and 1995.................   F-3

Statement of Shareholders' Equity for the Years Ended December 31, 1994 and 1995....   F-4

Statements of Cash Flows for the Years Ended December 31, 1994 and 1995.............   F-5

Notes to Financial Statements.......................................................   F-7



(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BOYDS WHEELS, INC.

     Dated:  June 11, 1996                  By: /s/  Rex Ours
                                               ---------------------------------
                                               Rex Ours, Chief Financial Officer