Form 10QSB
period 1996-06-30
BOYDS WHEELS INC
filed 1996-08-14
CIK 913007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 0-26738

                               BOYDS WHEELS, INC.

                State or other jurisdiction of  (I.R.S. Employer
               incorporation or organization  Identification No.)

                           California     93-1000272

                               8380 Cerritos Ave.
                               Stanton, CA  90680
                                  714-952-4038


  Check whether the issuer (1) has filed all reports required to be filed by
       Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
                                                      ---    ----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1996:

              Title                                        Outstanding

     Common Stock, No Par Value                            3,704,579


Transitional Small Business Disclosure Format (check one);
Yes     No  X
    ---    ---

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                               BOYDS WHEELS, INC
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                            JUNE 30, 1996       DECEMBER 31, 1995
                                                            -------------       -----------------
                                             ASSETS:
Current Assets:
    Cash and Cash Equivalents                                $ 9,493,736           $ 1,039,552
    Accounts receivable, net                                   2,170,826             1,287,275
    Inventories                                                5,508,767             3,643,512
    Due from affiliate                                           100,000               100,000
    Prepaids and other current assets                            585,936               593,642
    Deferred tax asset                                           156,946               156,946
                                                             -----------           -----------
         Total current assets                                 18,016,211             6,820,927

Due from affiliate                                                54,969                72,684
Property and equipment,net                                     6,481,963             4,689,372

Covenants not to compete, net                                    164,585               150,000
Other assets                                                      16,749                49,034
                                                             -----------           -----------
         Total assets                                        $24,734,477           $11,782,017
                                                             ===========           ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                         $ 3,480,926           $ 2,449,674
    Accrued liabilities                                          606,481             1,458,980
    Revolving Credit Agreements                                     -                  289,554
    Current maturities of long-term debt                         621,149               343,413
    Due to affiliate                                              39,770                35,769
    Income taxes payable                                         276,908               130,689
                                                             -----------           -----------
         Total current liabilities                             5,025,234             4,708,079

Long-term debt                                                   820,337               902,754
Other long-term liabilities                                       66,067                79,757
Income taxes payable                                             235,179               235,179
                                                             -----------           -----------
         Total liabilities                                     6,146,817             5,925,769

Preferred stock, no par value;
  5,000,000 shares authorized,
  no shares issued and outstanding                                   -                     -
                                                             -----------           -----------
Shareholders' equity:
    Common stock, no par value;25,000,000
      shares authorized, 3,704,579 shares
      issued and outstanding at
      June 30, 1996                                           17,718,457             5,957,207
    Contributed capital                                          826,511               826,511
    Unearned compensation                                         (9,375)                 -
    Accumulated earnings (deficit)                                52,067              (927,470)
                                                             -----------           -----------
         Total shareholders' equity                           18,587,660             5,856,248
                                                             -----------           -----------
         Total liabilities and
            shareholders' equity                             $24,734,477           $11,782,017
                                                             ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                 JUNE 30,                                   JUNE 30,
                                                      ------------------------------            -------------------------------
                                                         1996                1995                   1996                1995
                                                      ----------          ----------            -----------          ----------
Net sales                                             $7,676,843          $4,680,736            $13,010,917          $8,340,405

Cost of goods sold                                     5,633,475           3,517,039              9,609,493           6,298,760
                                                      ----------          ----------            -----------          ----------

   Gross margin                                        2,043,368           1,163,697              3,401,424           2,041,645
Selling, general and
   administrative expenses                               999,739             607,030              1,714,765           1,071,963
                                                      ----------          ----------            -----------           ---------

   Income from operations                              1,043,629             556,667              1,686,659             969,682

Interest and other expenses,net                           34,828             116,358                 82,700             258,750
                                                      ----------          ----------            -----------           ---------

       Income before provision
          for income taxes                             1,008,801             440,309              1,603,959             710,932

Provision for incometaxes                                388,387             173,299                624,419             284,373
                                                      ----------          ----------            -----------          ----------

   Net income                                         $  620,414          $  267,010            $   979,540          $  426,559
                                                      ==========          ==========            ===========          ==========

   Net income per common share
       and common equivalent
       share, before accretion
       of Series A redeemable
       preferred stock                                $     0.21          $     0.16            $      0.34          $     0.25
                                                      ==========          ==========            ===========          ==========
Accretion of Series A redeemable
   preferred stock:
Net income, as above                                  $  620,414          $  267,010            $   979,540          $  426,559

Adjustment for accretion of
   Series A redeemable preferred stock                      -               (313,840)                  -               (627,679)
                                                      ----------          ----------            -----------          ----------

Net income (loss) applicable
   to common shareholders                             $  620,414          $  (46,830)           $   979,540          $ (201,120)
                                                      ==========          ==========            ===========          ==========

Net income per share as above                         $     0.21          $     0.16            $      0.34          $     0.25

Adjustment for accretion of
   Series A redeemable preferred stock                     -                   (0.19)           $      -                  (0.37)
                                                      ----------          ----------            -----------          ----------
Net income (loss) per common
   share and common equivalent share                  $     0.21          $   ( 0.03)           $      0.34          $    (0.12)
                                                      ==========          ==========            ===========          ==========
Weighted average common shares
   and common equivalent shares
   outstanding                                         2,916,000           1,699,000              2,888,000           1,699,000
                                                      ==========          ==========            ===========          ==========


   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -------------------------------
                                                                                   1996                1995
                                                                                -----------         -----------
Cash flows from operating activities:
    Net income                                                                  $   979,540         $   426,569
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                              399,580             259,414
         Loss on disposal of property and
           equipment                                                                 50,729               3,882
         Bad debt expense                                                            36,370                -
         Reserve for inventory obsolencence                                          20,000                -
         Deferred taxes                                                                -                230,083
         Increase in accounts receivable                                           (912,045)           (609,626)
         Increase in inventories                                                 (1,853,668)         (1,042,968)
         Increase in prepaids and other
            assets                                                                   (7,706)            (56,895)
         Increase in accounts payable                                             1,028,536             855,529
         Decrease in accrued liabilities                                           (876,939)            (50,381)
         Increase in income taxes payable                                           146,219                -
         (Decrease) increase in other long-term
            liabilities                                                             (13,690)             35,909
                                                                                -----------         -----------
             Net cash (used)provided by operating activities                     (1,003,074)             51,516
                                                                                -----------         -----------

Cash flows from investing activities:
    Purchase of property and equipment                                           (2,298,724)           (543,576)
    Proceeds from the sale of property and
         equipment                                                                  492,400               1,500
    Payments on covenants not to comppete                                           (24,585)               -
    Decrease in due to (from) affiliates                                             21,716              32,816
                                                                                -----------         -----------
         Net cash used by investing activities                                   (1,809,193)           (509,260)
                                                                                -----------         -----------

Cash flows from financing activities:
         (Decrease) in due to (from) majority
         shareholder                                                                   -                (32,347)
    Borrowing on revolving line of credit                                         1,400,000             550,000
    Payments on revolving line of credit                                         (1,400,000)               -
    Proceeds from issuance of long-term debt                                        463,932           1,195,512
    Principal repayments of long-term debt                                         (908,729)         (1,206,923)
    Proceeds from sale of common stock                                           12,948,750                -
    Cost of equity issuances                                                     (1,237,502)               -
                                                                                -----------         -----------
         Net cash provided by financing activities                               11,266,451             506,242
                                                                                -----------         -----------
         Net increase in cash                                                     8,454,184              48,498
    Cash at beginning of period                                                   1,039,552             144,595
                                                                                -----------         -----------
    Cash at end of period                                                       $ 9,493,736         $   193,093
                                                                                ===========         ===========

Continued

   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                               1996             1995
                                                         ----------------     ---------
Supplemental schedule of noncash investing and
    financing activities:

    Equipment leases capitalized                             $124,396         $  18,400
    Equipment financed with long-term debt                       -               20,000
    Accretion of Series A redeemable preferred
         stock                                                   -             (627,679)
    Common stock issued in settlement
         of employment contract                                50,000             -





   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                      For the Period Ending June 30, 1996
                                  (Unaudited)





1.       Summary of Significant Accounting Policies:

         Basis of Presentation:

         The interim financial data as of and for the six months ended June 30, 1996 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories:

         Inventories consist of the following:

                                                            (UNAUDITED)
                                                           -------------
                                                           JUNE 30, 1996      DECEMBER 31, 1995
                                                           -------------      -----------------
         Raw materials                                       $1,043,539           $  921,819
         Work in process                                      3,683,735            1,805,882
         Finished goods                                         781,493              915,811
                                                             ----------           ----------
                                                             $5,508,767           $3,643,512
                                                             ==========           ==========


3.       Public Offering:

         On June 11, 1996, the Company completed a secondary public offering of 1,151,000 common shares at $11.25 per share. The proceeds to the Company from the secondary public offering were $12,948,750. The net proceeds to the Company, net of issuance costs of $1,237,502, were $11,711,248.The additional shares sold were listed on the Nasdaq (NMS) Stock Exchange.

Continued

                               BOYDS WHEELS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                      For the Period Ending June 30, 1996
                                  (Unaudited)





4.       Net Income Per Common Share:

         Net income per share is based on the reported net income, with such reported net income reduced for the accretion of the Series A Redeemable Preferred Stock. The resulting amount is presented below as income applicable to common shareholders.

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

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                               JUNE 30,
                                              ---------------------------------     -------------------------------------
                                                    1996              1995                1996                 1995
                                              ---------------   ---------------     ---------------      ----------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Reported net income and
           net income per share               $  620    $ .21   $  267    $ .16     $  979    $ .34      $  426     $ .25

         Adjustment for accretion
           of Series A redeemable
           preferred stock                       -         -      (313)    (.19)        -        -         (627)     (.37)
                                              ------    -----   ------    -----     ------    -----      ------     -----
         Net income (loss)
           applicable to common
           shareholders and net
           income per share                   $  620    $ .21   $  (46)   $(.03)    $  979    $ .34      $ (201)    $(.12)
                                              ======    =====   ======    =====     ======    =====      ======     =====
         Weighted average number
           of:
           Common shares                       2,737             1,317               2,718                1,317
           Common equivalent
             shares                              179               382                 170                  382
                                              ------            ------              ------               ------
         Weighted average common
           shares and common
           equivalent shares                   2,916             1,699               2,888                1,699
                                              ======            ======              ======               ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The Company designs, manufactures and markets high quality aluminum wheels for the specialty automotive aftermarket. In addition to its premium aluminum wheels, the Company designs, manufactures and markets motorcycle wheels, steering wheels and billet aluminum accessories, and also sells car care products under its own label. The Company sells its products domestically through a national distribution network of tire and performance retailers, warehouse distributors and mail order outlets and internationally through foreign distribution channels.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996, AND THREE MONTHS ENDED JUNE 30, 1995

NET SALES

         Net sales for the three months ended June 30, 1996, were $7,676,843 compared to $4,680,736 for the same period in 1995, an increase of $2,996,107 or 64.0%. The increase was primarily attributable to the continued demand for the Company's main product lines, two-piece cast wheels and billet wheels, sales of which increased approximately $1,800,000. The new motorcycle wheels and accessories, introduced in mid 1995 accounted for approximately $ 600,000 of the increase. The new one-piece cast wheels, introduced in the fourth quarter of 1995, contributed approximately $ 200,000 to the increase in net sales and private label sales contributed approximately $ 400,000 to the increase in net sales.

GROSS MARGIN

         Gross margin for the three months ended June 30, 1996, was $2,043,368 compared to $1,163,697 for the same period in 1995, an increase of $879,671 or 75.6%. The increase in gross margin was primarily attributable to volume discounts associated with larger quantity purchases of raw materials, an increase in average sales price and a change in sales mix including new products at higher gross margins. The increase in gross margin was slightly offset by an increase in general factory overhead.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 1996, were $999,739 compared to $607,030 for the same period in 1995, an increase of $392,709 or 64.7%. This increase was attributable to additional administrative facility costs incurred to support the Company's growth. As a percentage of sales, selling, general and administrative expenses remained constant.

Interest and Other Expense

         Interest and other expenses for the three months ended June 30, 1996 , were $34,828 compared to $116,358 for the same period in 1995, a decrease of $81,530 or 70.1%. This decrease was attributable to the partial application of the proceeds from the Company's initial public offering which were used to reduce debt and invest in short-term interest bearing securities.

Income Taxes

         Income taxes for the three months ended June 30, 1996 were $388,387 compared to 173,299 for the same period in 1995, an increase of $ 215,088 or
124.1 %. The provision for income taxes in the three months of 1996 and 1995 represents the Company's expected annual effective tax rate of approximately 39.0%.

NET INCOME

         As a result of the above, net income for the three months ended June 30, 1996, was $620,414 compared to $267,010 for the same period in 1995, an increase of $353,404 or 132.4%.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996, AND SIX MONTHS ENDED JUNE 30 ,
1995


NET SALES

         Net sales for the six months ended June 30, 1996, were $13,010,917 compared to $8,340,405 for the same period in 1995, an increase of $4,670,512 or 56.0%. The increase was primarily attributable to the continued demand for the Company's main product lines, two-piece cast wheels and billet wheels, sales of which increased approximately $ 2,300,000. The new motorcycle wheels and accessories, introduced in mid 1995 accounted for approximately $ 1,100,000 of the increase. The new one-piece cast wheels, introduced in the fourth quarter of 1995, contributed approximately $ 400,000 to the increase in net sales and private label sales contributed approximately $ 700,000 to the increase in net sales.

GROSS MARGIN

         Gross margin for the six months ended June 30, 1996, was $3,401,424 compared to $2,041,645 for the same period in 1995, an increase of $1,359,779
or 66.5%.   As a percentage of net sales, gross margin increased to 26.1 % in
1996 from 24.5 % in 1995. The increase in gross margin was primarily attributable to volume discounts associated with larger quantity purchases of raw materials, an increase in average sales price and a change in sales mix including new products at higher gross margins. The increase in gross margin was slightly offset by an increase in general factory overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the six months ended June 30, 1996, were $1,714,765 compared to $1,071,963 for the same period in
1995, an increase of $642,802 or 60.0%.    This increase was primarily
attributable to an increase in expenditures related to new product development, advertising and promotional costs associated with new product introductions and legal, accounting and other costs related to being a public company. As a percentage of sales, selling, general and administrative expenses remained constant.

INTEREST AND OTHER EXPENSE

         Interest and other expenses for the six months ended June 30, 1996, were $82,700 compared to $258,750 for the same period in 1995, a decrease of $176,050 or 68.0%. The decrease is attributable to the reduction of debt and interest revenue earned on short-term interest bearing investments.

INCOME TAXES

         Income taxes for the six months ended June 30, 1996 were $ 624,419 compared to $ 284,373 for the same period in 1995, an increase of $ 340,046 or
120.0 %. The provision for income taxes in the first quarter of 1996 and 1995 represents the Company's expected annual effective tax rate of 38.9 % and
40.0 % for 1996 and 1995, respectfully..

NET INCOME

         As a result of the above, net income for the six months ended June 30, 1996, was $979,540 compared to $426,559 for the same period in 1995, an increase of $552,981 or 129.6%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $12,990,977 at June 30, 1996 as compared to $2,113,000 at December 31, 1995 or an increase of $10,877,977. The increase in working capital was the result of the Company's secondary stock offering, completed on June 11, 1996. The Company intends to utilize these funds, along with cash generated from operations to continue the growth of the Company. In addition the Company has available a revolving line of credit and equipment line of credit. At June 30, 1996, the $2,500,000 revolving line of credit had available funds, based on assets, of $2,015,000, in addition to $1,000,000 available for equipment financing. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through additional equity or debt financing.

PART II. OTHER INFORMATION

ITEM 1 THROUGH 3 AND ITEM 5

          Have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Company's 1995 annual meeting of shareholders was held on June 12, 1996. The matters voted upon at the meeting included the election of members of the Board of Directors, the approval of an amendment to the Company's 1995 stock plan, and to ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants for the company.

         The persons elected at the meeting to the Company's Board of Directors were Boyd Coddington, Stanley Clark, Marcus Sorenson, Curt Barwick and Melanie McCaffery.

         The 1995 Stock option plan amendment submitted to the shareholders for approval provides for an increase to the number of share of common stock reserved for issuance there under by 200,000 shares bringing the total number of shares issuable under the plan to 450,000 shares.

         Upon the recommendation of the Audit Committee, the Board has selected Coopers & Lybrand L.L.P. to provide audit service to the Company for the fiscal year ending December 31, 1996.

         The number of shares voting in favor of, against, and abstaining from the above matters were as follows:

ELECTION OF DIRECTORS

         Name of Nominee           Votes in Favor    Votes Withholding Authority
         ---------------           --------------    ---------------------------
         Boyd Coddington             1,981,235                 278,674
         Stanley Clark               1,981,235                 278,674
         Marcus Sorenson             1,981,235                 278,674
         Curt Barwick                1,981,235                 278,674
         Melanie McCaffery           1,981,235                 278,674

1995 STOCK OPTION PLAN AMENDMENT

         The proposal to approve an amendment to the 1995 Stock Option Plan was approved by a vote of 1,559,629 shares voting in favor of the amendment, 36,835 shares voting against and 663,445 shares abstaining.

INDEPENDENT PUBLIC ACCOUNTANTS

         The proposal to approve the selection of Coopers & Lybrand L.L.P., to provide audit services to the Company was approved by a vote of 1,959,621 shares voting in favor of the selection, 13,050 shares voting against and 287,238 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         27.  Financial Data Schedule

(b) None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boyds Wheels, Inc.

By:  /s/ Boyd L. Coddington
     --------------------------------------------------------------------
     Boyd L. Coddington
     Chief Executive Officer (Principal Executive Officer)

Date: August 14, 1996

By:  /s/ Rex A. Ours
     --------------------------------------------------------------------
     Rex A. Ours
     Chief Financial Officer and Corporate Secretary (Principal Financial
     Officer)

Date: August 14, 1996