Form 10QSB
period 1996-09-30
BOYDS WHEELS INC
filed 1996-11-13
CIK 913007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 0-26738

                               BOYDS WHEELS, INC.


             California                                 93-1000272
    -----------------------------                   -------------------
    State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization                    Identification No.)



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

                                Yes  X   No
                                   ----     ----


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Title                                           Outstanding
           -----                                           -----------
Common Stock , No Par Value                                3,709,842


Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                               ----   ----

PART 1.  FINANCIAL INFORMATION

ITEM 1.

                               BOYDS WHEELS, INC

                                 BALANCE SHEETS


                                                          SEPTEMBER 30, 1996            DECEMBER 31, 1995
                                                          ------------------            -----------------
                                                              (UNAUDITED)
                                     ASSETS:
Current Assets:
   Cash and cash equivalents                                 $ 6,770,935                   $ 1,039,552
   Accounts receivable, net                                    1,578,437                     1,287,275
   Inventories                                                 6,979,323                     3,643,512
   Due from affiliate                                            100,000                       100,000
   Prepaids and other current assets                             798,746                       593,642
   Deferred income taxes                                         156,946                       156,946
                                                             -----------                   -----------
             Total current assets                             16,384,387                     6,820,927

Due from affiliate                                               183,757                        72,684
Property and equipment,net                                     9,073,009                     4,689,372
Covenants not to compete, net                                    157,085                       150,000
Other assets                                                      86,850                        49,034
                                                             -----------                   -----------
             Total assets                                    $25,885,088                   $11,782,017
                                                             ===========                   ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
   Accounts payable                                          $ 2,607,520                   $ 2,449,674
   Accrued liabilities                                           893,458                     1,458,980
   Revolving credit agreements                                   754,250                       289,554
   Current maturities of long-term debt                          886,321                       343,413
   Due to affiliate                                               28,370                        35,769
   Income taxes payable                                          462,570                       130,689
                                                             -----------                   -----------
             Total current liabilities                         5,632,489                     4,708,079

Long-term debt                                                   779,257                       902,754
Other long-term liabilities                                       61,026                        79,757
Deferred income taxes                                            235,179                       235,179
                                                             -----------                   -----------
             Total liabilities                                 6,707,951                     5,925,769
                                                             -----------                   -----------

Shareholders' Equity:
   Preferred stock, no par value;
      5,000,000 shares authorized,
      no shares issued and outstanding                                 -                             -
   Common stock, no par value;
       25,000,000 shares authorized, 3,709,842 shares
       issued and outstanding at September 30, 1996           17,689,957                     5,957,207
   Contributed capital                                           826,511                       826,511
   Unearned compensation                                          (6,249)                            -
   Accumulated earnings (deficit)                                666,918                      (927,470)
                                                             -----------                   -----------
             Total shareholders' equity                       19,177,137                     5,856,248
                                                             -----------                   -----------
             Total liabilities and shareholders' equity      $25,885,088                   $11,782,017
                                                             ===========                   ===========


   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          THREE                             NINE                    TWELVE
                                                       MONTHS ENDED                      MONTHS ENDED             MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,            SEPTEMBER 30,
                                                 -------------------------        ---------------------------    -------------
                                                    1996           1995              1996            1995             1996
                                                 ----------     ----------        -----------     -----------     -----------
Net sales                                        $7,521,026     $4,593,682        $20,531,943     $12,934,087     $25,393,966
Cost of goods sold                                5,579,184      3,454,576         15,188,677       9,753,336      18,697,863
                                                 ----------     ----------        -----------     -----------     -----------

            Gross margin                          1,941,842      1,139,106          5,343,266       3,180,751       6,696,103

Selling, general and
  administrative expenses                           975,466        622,698          2,690,231       1,694,661       3,736,018
                                                 ----------     ----------        -----------     -----------     -----------

            Income from operations                  966,376        516,408          2,653,035       1,486,090       2,960,085

Interest and other expenses, net                    (34,134)        97,706             48,566         356,456          74,971
                                                 ----------     ----------        -----------     -----------     -----------

            Income before provision
               for income taxes                   1,000,510        418,702          2,604,469       1,129,634       2,885,114

Provision for income taxes                          385,662        165,825          1,010,081         450,198       1,021,652
                                                 ----------     ----------        -----------     -----------     -----------

            Net income                            $ 614,848     $  252,877        $ 1,594,388     $   679,436     $ 1,863,462
                                                  =========     ==========        ===========     ===========     ===========

Net income per common share and
   common equivalent share, before accretion
   of Series A redeemable preferred stock        $     0.16     $     0.14        $      0.52     $      0.39     $      0.64
                                                 ==========     ==========        ===========     ===========     ===========

Accretion of Series A redeemable
   preferred stock:
   Net income, as above                          $  614,848     $  252,877        $ 1,594,388     $   679,436     $ 1,863,462

   Adjustment for accretion of Series A
     redeemable preferred stock                           -       (314,400)                 -      (1,068,629)              0
                                                 ----------     -----------       -----------     -----------     -----------

            Net income (loss) applicable
               to common shareholders            $  614,848     $  (61,523)       $ 1,594,388     $  (389,193)    $ 1,863,462
                                                 ==========     ==========        ===========     ===========     ===========

Net income per share, as above                   $     0.16     $     0.14        $      0.52     $      0.39     $      0.64

Adjustment for accretion of Series A
   redeemable preferred stock                             -          (0.17)                 -           (0.61)              -
                                                 ----------     ----------        -----------     -----------     -----------

Net income (loss) per common
   share and common equivalent share             $     0.16     $    (0.03)       $      0.52     $     (0.22)    $      0.64
                                                 ==========     ==========        ===========     ===========     ===========

Weighted average common shares
   and common equivalent shares
   outstanding                                    3,932,000      1,851,228          3,052,000       1,746,230       2,930,000
                                                 ==========     ==========        ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                ------------------------------
                                                                                   1996                1995
                                                                                -----------          ---------
Cash flows from operating activities:
   Net income                                                                   $ 1,594,388          $ 679,436
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                 692,415            396,781
      Compensation related to stock options                                           6,251               -
      Loss (Gain) on disposal of property and equipment                              78,264             (9,200)
      Bad debt expense                                                               36,370               -
      Reserve for inventory obsolencence                                             20,000               -
      Deferred income taxes                                                            -               429,173
      Increase in accounts receivable                                              (319,656)          (491,177)
      Increase in inventories                                                    (3,324,223)        (1,412,250)
      (Increase) decrease in prepaids and other assets                             (205,104)           110,118
      Increase in accounts payable                                                  155,129            384,141
      (Decrease) increase in accrued liabilities                                   (589,962)           217,616
      Increase in income taxes payable                                              331,881               -
      (Decrease) in other long-term liabilities                                     (18,731)          (141,309)
                                                                                -----------        -----------
              Net cash (used) provided by operating activities                   (1,542,978)           163,329
                                                                                ------------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                            (3,743,536)        (1,209,355)
   Proceeds from the sale of property and equipment                                   6,400             71,500
   Payments on covenants not to compete                                             (24,585)              -
   (Increase) decrease in due to (from) affiliates                                 (130,664)            28,630
                                                                                ------------       -----------
             Net cash used by investing activities                               (3,892,385)        (1,109,225)
                                                                                ------------       -----------

Cash flows from financing activities:
   (Decrease) in due to (from) majority shareholder                                   -                (25,545)
   Borrowing on revolving credit agreements                                       1,689,554               -
   Payments on revolving credit agreements                                       (1,689,554)              -
   Proceeds from issuance of long-term debt                                         493,637          1,173,230
   Principal, repayments of long-term debt                                         (997,141)        (1,853,560)
   Proceeds from sale of common stock                                            12,936,250          5,312,500
   Cost of equity issuances                                                      (1,266,000)        (1,294,404)
   Redemption of preferred stock                                                       -            (1,250,000)
                                                                                -----------        -----------
             Net cash provided by financing activities                           11,166,746          2,062,221
                                                                                -----------        -----------
             Net increase in cash and cash equivalents                            5,731,383          1,116,325
   Cash at beginning of period and cash equivalents                               1,039,552            144,595
                                                                                -----------        -----------
   Cash at end of period and cash equivalents                                   $ 6,770,935        $ 1,260,920
                                                                                ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              ------------------------
                                                                1996           1995
                                                              --------      ----------
Cash paid during the year for:

   Income taxes                                               $550,200      $    1,600
                                                              ========      ==========

   Interest                                                   $190,101      $  337,808
                                                              ========      ==========

Supplemental schedule of noncash investing and financing activities:

   Equipment leases capitalized                               $169,687      $   40,682
   Equipment financed with a contract payable                  540,998               -
   Equipment financed with equipment line of credit            754,250               -
   Leasehold improvements paid for by an affiliate                   -          43,000
   Noncash reductions of due from affiliate                     27,720               -
   Accretion of Series A redeemable preferred stock                  -       1,068,629
   Common stock issued in settlement
      of employment contract                                    50,000               -
   Unearned compensation related to stock
      options granted                                           12,500               -





   The accompanying notes are an integral part of these financial statements.

                               BOYDS WHEELS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                    For the Period Ending September 30, 1996
                                  (Unaudited)




1.       Summary of Significant Accounting Policies:

         Basis of Presentation:

         The interim financial data as of and for the nine months ended September 30, 1996 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories:

         Inventories consist of the following:



                                         SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                         ------------------      -----------------
                                            (UNAUDITED)
         Raw materials                       $1,273,316              $  921,819
         Work in process                      4,096,874               1,805,882
         Finished goods                       1,609,133                 915,811
                                             ----------              ----------
                                             $6,979,323              $3,643,512
                                             ==========              ==========

                               BOYDS WHEELS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                    For the Period Ending September 30, 1996
                                  (Unaudited)





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


                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                    ------------------------------------      ------------------------------------------
                                          1996                1995                 1996                     1995
                                    ----------------     ---------------      ----------------       -------------------
Reported net income and
  net income per share              $  615     $ .16     $  253    $ .14      $1,594     $ .52       $   679       $ .39

Adjustment for accretion
  of Series A redeemable
  preferred stock                        -         -       (314)    (.17)          -         -        (1,069)       (.61)
                                    ------      ----     ------    -----      ------     -----       -------       -----

Net income (loss)
  applicable to common
  shareholders and net
  income per share                  $  615     $ .16     $  (61)   $(.03)     $1,594     $ .52       $  (390)      $(.22)
                                    ======     =====     ======    =====      ======     =====       =======       =====

Weighted average number of:
   Common shares                     3,707                1,782                2,852                   1,681
   Common equivalent shares            225                   69                  200                      65
                                    ------               ------               ------                 -------

Weighted average common
   shares and common
   equivalent shares                 3,932                1,851                3,052                   1,746
                                    ======               ======               ======                 =======

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996,
AND THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES

         Net sales for the three months ended September 30, 1996, were $7,521,026 compared to $4,593,682 for the same period in 1995, an increase of $2,927,344 or 63.7%. The increase was primarily attributable to the continued demand for the Company's main product line, automotive wheels, sales of which increased approximately $1,900,000. The new motorcycle wheels and accessories, introduced in mid 1995 accounted for approximately $360,000 of the increase. The new one-piece cast wheels, introduced in the fourth quarter of 1995, contributed approximately $290,000 to the increase in net sales and private label sales contributed approximately $370,000 to the increase in net sales.

GROSS MARGIN

         Gross margin for the three months ended September 30, 1996, was $1,941,842 compared to $1,139,106 for the same period in 1995, an increase of $802,736 or 70.5%. The increase in gross margin was primarily attributable to volume discounts associated with larger quantity purchases of raw materials, an increase in average sales price and a change in sales mix including new products at higher gross margins. The increase in gross margin was slightly offset by an increase in general factory overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 1996, were $975,466 compared to $622,698 for the same period in 1995, an increase of $352,768 or 56.6%. This increase was attributable to additional administrative facility costs incurred to support the Company's growth. As a percentage of sales, selling, general and administrative expenses declined one-half of one percent.

INTEREST AND OTHER EXPENSE

         Interest and other expenses for the three months ended September 30, 1996, were $(34,134) compared to $97,706 for the same period in 1995, a decrease of $131,840 or 135.0%. This decrease was attributable to the partial application of the proceeds from the Company's public offerings which were used to reduce debt and invest in short-term interest bearing securities.

INCOME TAXES

         Income taxes for the three months ended September 30, 1996 were $385,662 compared to $165,825 for the same period in 1995, an increase of $219,837 or 132.6%. The provision for income taxes in the three months of 1996 and 1995 represents the Company's expected annual effective tax rate of approximately 39.0%.

NET INCOME

         As a result of the above, net income for the three months ended September 30, 1996, was $614,848 compared to $252,877 for the same period in 1995, an increase of $361,971 or 143.1%.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996,
AND NINE MONTHS ENDED SEPTEMBER 30, 1995


NET SALES

         Net sales for the nine months ended September 30, 1996, were $20,531,943 compared to $12,934,087 for the same period in 1995, an increase of $7,597,856 or 58.7%. The increase was primarily attributable to the continued demand for the Company's main product line, automotive wheels, sales of which increased approximately $4,700,000. The new motorcycle wheels and accessories, introduced in mid 1995 accounted for approximately $1,200,000 of the increase. The new one-piece cast wheels, introduced in the fourth quarter of 1995, contributed approximately $800,000 to the increase in net sales and private label sales contributed approximately $750,000 to the increase in net sales.

GROSS MARGIN

         Gross margin for the nine months ended September 30, 1996, was $5,343,266 compared to $3,180,751 for the same period in 1995, an increase of $2,162,515 or 68.0%. As a percentage of net sales, gross margin increased to 26.0% in 1996 from 24.6% in 1995. The increase in gross margin was primarily attributable to volume discounts associated with larger quantity purchases of raw materials, an increase in average sales price and a change in sales mix including new products at higher gross margins. The increase in gross margin was slightly offset by an increase in general factory overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the nine months ended September 30, 1996, were $2,690,231 compared to $1,694,661 for the same period in 1995, an increase of $995,570 or 58.7%. This increase was primarily attributable to an increase in expenditures related to new product development, advertising and promotional costs associated with new product introductions and legal, accounting and other costs related to being a public company. As a percentage of sales, selling, general and administrative expenses remained constant.

INTEREST AND OTHER EXPENSE

         Interest and other expenses for the nine months ended September 30, 1996, were $48,566 compared to $356,456 for the same period in 1995, a decrease of $307,890 or 86.4%. The decrease is attributable to the reduction of debt and interest income earned on short-term interest bearing investments.

INCOME TAXES

         Income taxes for the nine months ended September 30, 1996 were $ 1,010,081 compared to $450,198 for the same period in 1995, an increase of $559,883 or 124.4%. The provision for income taxes for 1996 and 1995 represents the Company's expected annual effective tax rate of 38.9% and 40.0%, respectfully.

NET INCOME

         As a result of the above, net income for the nine months ended September 30, 1996, was $1,594,388 compared to $679,436 for the same period in 1995, an increase of $914,952 or 134.7%.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $10,752,000 at September 30, 1996 as compared to $2,113,000 at December 31, 1995 or an increase of $8,639,000. The increase in working capital was the result of the Company's June 11, 1996 public offering. Inventory increased to $6,979,323 from $3,643,512 at December 31, 1995, an increase of $3,335,811. This increase was made to allow the Company to meet the anticipated increase in demand for automotive wheels and the change in distribution to a dealer direct program for motorcycle products. The Company has also invested in capital equipment necessary to meet the growing demand for its products. The Company intends to utilize the current funds, along with cash generated from operations to continue the growth of the Company. In addition, the Company has available a revolving line of credit and equipment line of credit. At September 30, 1996, the $2,500,000 revolving line of credit had available funds, based on assets, of $1,653,000, in addition to a $1,000,000 equipment line, with available funds of $245,750. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through additional equity or debt financing

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2 THROUGH ITEM 5.

         Have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        1.  (a) Exhibits.

                27.1 -- Financial Data Schedule

        2.  (b) None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BOYDS WHEELS, INC.


Date: November 14, 1996                   By: /s/ BOYD L. CODDINGTON
                                          ---------------------------------
                                              Boyd L. Coddington
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date: November 14, 1996                   By: /s/ REX A. OURS
                                          -----------------------------
                                              Rex A. Ours
                                              Chief Financial Officer
                                              and Corporate Secretary
                                              (Principal Financial Officer)