Form 10KSB
period 1996-12-31
BOYDS WHEELS INC
filed 1997-03-31
CIK 913007

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1996
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

                       Commission file number: 0-26738
                              BOYDS WHEELS, INC.
                (Name of Small Business Issuer in its Charter)

                CALIFORNIA                             93-1000272
                ----------                             ----------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


  8380 Cerritos Ave., Stanton, CA                       90680
  -------------------------------                       -----
  (Address of Principal Executive Offices)           (Zip Code)
  Issuer's Telephone Number, including
  area code: (714) 952-4038

      Securities registered pursuant to Section 12(b) of the Act: None


         Securities registered pursuant to section 12(g) of the Act:
                             Title of Securities
                         Common Stock,  No Par Value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


State issuer's revenues for its most recent fiscal year, $27,912,945

As of March 31, 1997 the issuer had 3,847,723 shares of Common Stock, no par value, outstanding.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 27, 1997 was $24,048,268.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for Shareholder Meeting to be held on June 3, 1997 Part III.


Transitional Small Business Disclosure Format (check one):
Yes ___; No X

                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

   Boyds Wheels, Inc. (the "Company") designs, manufactures and markets high quality aluminum wheels and accessories for the specialty automotive and motorcycle aftermarkets. The Company also markets a premium line of car care products and a line of sportswear under its own label. The Company's premium aluminum products are machined emphasizing high quality and unique designs intended to enhance individual vehicle styling. The Company sells its products domestically through a national distribution network of tire and performance retailers, warehouse distributors and mail order outlets, and internationally through foreign distribution channels.

   The Company was founded in 1988 by the Company's current Chairman and Chief Executive Officer Boyd Coddington in response to consumer demand for billet aluminum wheels similar to those featured on the custom hot rods designed and manufactured by Hot Rods by Boyd, founded by Coddington in 1978. Now recognized internationally as a leading designer, manufacturer and marketer of custom cars and hot rods, Hot Rods by Boyd was acquired by the Company in December 1996 on a pooling of interest basis from Mr. Coddington pursuant to the exercise of an option granted in conjunction with the Company's initial public offering. The Company believes that its relationship with Hot Rods by Boyd is integral to the marketing of its premium image and to establishing brand name recognition. Vehicles produced by Hot Rods by Boyd have been featured in numerous automotive and general interest publications, including CAR AND DRIVER, AUTOWEEK, HOT ROD, MOTORTREND, SMITHSONIAN, PLAYBOY, FORTUNE and FORBES. The acquisition of Hot Rods by Boyd solidifies this relationship.

INDUSTRY OVERVIEW

   The custom wheel market is the second largest segment of the specialty automotive aftermarket. The custom wheel market is generally divided into five product categories: aluminum wheels, composite wheels, modular wheels, steel wheels and custom wheel accessories. According to the Specialty Equipment Market Association ("SEMA"), aluminum wheels are the largest segment of this market, accounting for more than 75% of total sales. SEMA reports that the custom wheel industry has grown from sales of approximately $420 million in 1991 to an estimated $715 million in 1995. SEMA industry analyses also predict strong growth for the appearance and accessory segment. A new SEMA industry report for the years 1995 and 1996 is expected to be available in November 1997.

   The Company believes the factors driving the growth of the custom wheel segment, and therefore, factors contributing to the potential future growth of the Company, include: (i) increased overall sales of domestic cars and light trucks resulting in increased potential consumers of automotive aftermarket products; (ii) increases in average vehicle life, contributing to demand for automotive aftermarket parts as owners seek to enhance the appearance of older vehicles; (iii) increases in sales through tire dealers and performance retailers; (iv) increased government regulation of specialty performance automotive aftermarket parts for modification of engine and drive-train components; and (v) continued enthusiasm for individual vehicle styling.

   The Company has introduced a line of billet aluminum wheels and accessories, as well as a line of cast, chromed wheels, marketed under the name BOYDS MOTORCYCLE ACCESSORIES to address the growing Harley-Davidson motorcycle aftermarket. Harley-Davidson reports that annual shipments of its motorcycles have increased 160% since 1986. An estimated 85% of all Harley-Davidson owners modify their vehicles, thereby increasing the potential number of aftermarket consumers in this segment. In a recent FORBES magazine article, industry experts estimated Harley-Davidson's portion of the market (751cc and above) to be approximately 51% of all domestic motorcycle sales.

BUSINESS STRATEGY
    The Company's strategy is to expand its position as a leading niche marketer of premium automotive and motorcycle aftermarket products by capitalizing on consumer recognition of the "BOYDS" brand name and the Company's growing distribution network. Key elements of the Company's business strategy include:

   LEVERAGE AND STRENGTHEN PREMIUM BRAND NAME RECOGNITION. The Company has developed the reputation for delivering premium products to the marketplace and management intends to leverage the premium brand name recognition in order to introduce new products and product lines to the markets it serves. Furthermore, the Company intends to strengthen its premium brand name recognition through the use of advertising and marketing programs, public relations efforts, licensing agreements and celebrity associations.

   CREATE NEW PRODUCT LINES. The Company continually assesses industry trends, the marketplace and product positioning. The Company is committed to adding selected new product lines in order to build its customer loyalty into a broader based business. For example, the Company has introduced BOYDS ULTRA VIOLET car care products and a complete line of motorcycle wheels and accessories. The Company also launched a one-piece cast aluminum automotive wheel to penetrate additional niche markets. The Company believes that by leveraging its brand awareness in these associated markets, it can capitalize on established consumer recognition and diversify the product lines within the industry.

   CONTINUE INNOVATIVE PRODUCT DESIGN AND DEVELOPMENT. The Company's strategy is to differentiate its products from its competition by continually identifying and introducing trend-setting styles. Innovative designs within existing product lines, as well as new product lines, are critical to the Company's growth. The goal of the Company's product development team is to be a leader in design trends by developing "fashions" for the aftermarket that appeal to the consumer's desire for individuality and superior product quality at reasonable prices.

   DIVERSIFY DOMESTIC PRODUCT DISTRIBUTION. The Company has successfully established distribution of its products in key regions of the United States, particularly the West Coast and Southwest. The Company believes that future growth of its distribution channels will come from penetration of new geographic markets, most notably the East Coast and southeastern United States.

   EXPAND PENETRATION OF INTERNATIONAL MARKETS. The Company's products are recognized in many international markets, but the largest overseas buyer continues to be Japan. In order to meet what the Company anticipates to be a growing international market, management intends to expand its foreign presence by establishing relationships with selected distributors in Europe, Australia, New Zealand, South America and other regions of the Pacific Rim. The Company believes that its premium brand name recognition, promotion of its "Made in the USA" products and unique styling will facilitate penetration into these markets.

PRODUCTS

   Innovative designs and premium quality are key elements of each of the Company's seven product lines. The Company currently offers three distinct lines of custom aluminum automotive wheels: two-piece machined billet, two-piece machined cast and one-piece machined cast. The Company also offers a line of custom billet aluminum steering wheels and automotive accessories, as well as a complete line of billet and one-piece cast motorcycle wheels and accessories, and a premium line of car care products.

   TWO-PIECE BILLET WHEELS. The Company currently markets 54 styles of two-piece machined billet aluminum wheels, with a suggested retail price range of $1,300 to $6,500 for a set of four. The Company believes that the machined billet wheel is the most elite and high-quality custom aluminum wheel available. Billet wheel centers are manufactured from a solid piece of aluminum known as billet through the use of computerized numerically controlled ("CNC") machines. After polishing, the finished center is welded into an aluminum outer rim. Through the precision and flexibility of this billet manufacturing process, the Company is able to offer billet wheels with greater design detail and higher quality finish, as well as a larger variety of styles, applications and vehicle applications than other standard manufacturing processes. Billet wheels accounted for approximately 10.5% and 25.9% of the Company's sales for the years ended December 31, 1996 and 1995, respectively.

   TWO-PIECE MACHINED CAST WHEELS. The Company currently markets 25 styles of custom two-piece machined cast wheels. 17 additional styles are sold to Japanese distributors for sale exclusively in Japan. The suggested retail price range for a set of four wheels is $700 to $1,000. The two-piece cast wheels are produced with an integrated machine process, whereby the wheel centers are molded from aluminum ingot in a low pressure foundry, machined to achieve a more distinctive look (similar to that of the billet wheel), polished, and welded into an aluminum outer rim. This two-piece assembly process allows the Company to weld the center into a variety of positions creating a larger selection of appearances and applications and, in some cases, to produce a variety of designs from a single mold. Two-piece cast wheels accounted for approximately 66.5% and 59.1% of the Company's sales for the years ended December 31, 1996 and 1995, respectively.

   ONE-PIECE CAST WHEELS. The Company introduced two styles of one-piece cast aluminum wheels in late 1995 for the sport utility vehicle and European vehicle markets and currently markets a total of seven styles. One-piece cast wheels are produced with integrated machine processes whereby the entire wheel is molded from aluminum ingot in a low pressure foundry. The wheel is then machined to achieve a more distinctive look. One-piece cast wheels have a greater load capacity than the Company's other wheel lines making them suitable for applications on heavier vehicles. Such wheels are manufactured using a simpler, faster production process since the rim and the center are molded as one integral unit thereby eliminating the costs associated with an outside supplier of outer rims and reducing assembly and handling costs. The lower retail prices that result from lower material costs and reduced machining time should enable the Company to reach a market in which it could not otherwise effectively compete. The Company's suggested retail price range for a set of four wheels is $600 to $1,200. One-piece cast wheels accounted for 4.0% of sales for the year ended December 31, 1996, compared with less than 1% for the 1995 fiscal year.

   MACHINED CAST PRIVATE-LABEL CENTERS. The Company also designs and manufactures five styles of machined cast aluminum wheel centers for American Racing, which assembles the centers with its own outer rims for resale as private label wheels. (SEE "-- PRODUCT DISTRIBUTION --WAREHOUSE DISTRIBUTORS.") Private label centers accounted for approximately 5.8% and 1.8% of sales for the years ended December 31, 1996 and 1995, respectively.

   STEERING WHEELS. The Company currently markets six styles of steering wheels, made with the same machining process as its billet wheels. The suggested retail price range for one steering wheel is $400 to $1,000. Each steering wheel begins as a 1/8" thick piece of billet aluminum, which is stamped into a basic pattern and machined on a CNC machine. The wheel is then polished, a foam grip is injected around its perimeter and a hand-stitched leather wrap is sewn to the wheel. The Company also builds limited quantities of an extremely high end steering wheel that is hand machined and available in special finishes. Steering wheels accounted for approximately 2.9% of the Company's sales for both years ended December 31, 1996 and 1995.

   MOTORCYCLE WHEELS AND ACCESSORIES. The Company currently markets 13 styles of billet motorcycle wheels, three styles of one-piece cast chromed wheels, and a complete line of accessories under the name BOYDS MOTORCYCLE ACCESSORIES. The Company's parts are compatible with all later-model Evolution Big-Twin Harley-Davidsons. The Company's billet motorcycle wheels were first marketed in 1995, with the cast wheel line introduced in early 1997. The products are currently distributed by Drag Specialties, Custom Chrome, Tucker Rocky and Rivera Engineering, as well as through a dealer-direct program initiated in the latter half of 1996. Currently, the motorcycle accessories include stainless steel brake rotors, billet aluminum belt drives, aluminum chain drive sprockets, transmission top covers, trap door and side covers, and cam covers, as well as the recently introduced push rod tubes, drive belts and triple trees. The accessory products are designed to complement the styling of the wheel designs and further enhance the look of the motorcycle. The Company's suggested retail price for one motorcycle wheel ranges from $571 to $933. Motorcycle products accounted for approximately 5.5% and 2.6% of the Company's sales for the years ended December 31, 1996 and 1995, respectively.

   CUSTOM CARS AND HOT RODS. Hot Rods by Boyd, a wholly owned subsidiary of the Company, designs and manufactures custom cars and hot rods, which range in price from $75,000 to $500,000. The custom vehicles are typically produced for high net worth individuals and celebrities, as promotional vehicles for corporations, or as prototypes or show cars for major automobile manufacturers. The Company believes that the strength of the Boyds brand name is integral to the high-quality vehicles produced by Hot Rods by Boyd. Since its founding in 1977, Hot Rods by Boyd vehicles have been featured in consumer and enthusiastic publications including CARE & DRIVER, AUTOWEEK, HOT ROD, MOTORTREND, SMITHSONIAN, FORTUNE and FORBES. Custom Cars and Hot Rods accounted for 2.6% of sales for the year ended December 31, 1996 and 7.8% in fiscal 1995.

   CAR CARE PRODUCTS AND WHEEL ACCESSORIES. The Company currently sells BOYDS ULTRA VIOLET car care products through AutoZone, Inc., a leading retailer with approximately 1,500 stores throughout the East and Southeast, through a non-exclusive license and marketing agreement. The Company is currently exploring other channels of distribution for the product with regional, national and international distributors. The product line currently includes: auto shampoo, pre-wax cleaner, wheel cleaner, glass cleaner, tire shine, hand cleaner, paste wax, liquid wax and applicator pads. The Company also markets and sells a variety of billet aluminum accessory items under its "THE BOYD LOOK" trademark, such as pedal kits, horn buttons, air cleaners and license plate frames. These accessories enhance the overall product line and provide ancillary sales at the dealer level. Car products and The Boyd Look products accounted for 2.0% of sales for the year ended December 31, 1996 and less than 1% in fiscal 1995.

PRODUCT DEVELOPMENT

   The Company seeks to design innovative and trend-setting styles for existing and new product lines. The Company's design influence is derived primarily from Boyd Coddington, in collaboration with Chief Designer Chip Foose, and is often referred to within the industry as "THE BOYD LOOK," based on simplicity in style and design. The Company's products are designed by a five-person product development team, which includes Mr. Coddington, who, in collaboration with Mr. Foose, primarily develop the wheel designs and the vehicles for Hot Rods by Boyd. The product development team uses CAD/CAM technology for the development of many new products. The CAD/CAM system enables the Company to transition new products rapidly from design, to prototype development and full-scale production. The Company currently has several new products within each product line under development.

DISTRIBUTION, SALES AND MARKETING

PRODUCT DISTRIBUTION

   The Company's products are currently sold through a national and international distribution network consisting primarily of the categories described below. The following are brief descriptions of the Company's distribution channels:

      TIRE DEALERS AND PERFORMANCE RETAILERS. The Company sells its custom wheels and other products to tire dealers throughout the United States, including Discount Tire, Les Schwab and Super Shops, Inc. The Company's performance retailer customers currently include Tradertim, Inc., Hunter's and Super Shops, Inc. Tire dealers and performance retailers (two traditionally separate channels that are beginning to overlap in the products they carry) comprised approximately 3.5% and 4.4% of sales for the years ended December 31, 1996 and 1995, respectively. The Company believes that tire dealers have experienced success with "combination" sales of tires with custom wheels and that performance retailers serve as an important link to automotive enthusiasts.

      WAREHOUSE DISTRIBUTORS. The Company sells its products to warehouse distributors that sell to tire dealers, performance retailers, service stations and specialty boutiques. Since 1993, the Company has sold both its billet and cast wheels, as well as its private label cast wheel centers, to American Racing, one of the nation's largest warehouse distributors of specialty automotive wheels with approximately 65 warehouses. The Company also sells to Tredit Tire, one of the largest direct distributors of custom wheels and tires to the van/truck conversion industry. Automotive aftermarket warehouse distributors generally seek rapid inventory turnover by heavily stocking a limited selection of high quality merchandise offered at good values. The Company believes that warehouse distributors are, and will continue to be, an important factor in the Company's penetration of new geographic areas and that the van conversion industry will be a new market for distribution of its wheel lines. Sales to warehouse distributors accounted for 63.4% and 43.9% of total sales for the years ended December 31, 1996 and 1995, respectively.

      MAIL ORDER OUTLETS. The Company sells all of its products to mail order catalog houses, which resell them to the public. The Company believes that inclusion of its products in large mail-order catalogs, including Tradertim, Inc.'s and Hunter's, is an effective means to promote the brand name recognition of the Company's products and to increase direct sales to consumers. Mail order accounted for 2.7% and 6.1% of sales for the years ended December 31, 1996 and 1995, respectively.

      MOTORCYCLE WAREHOUSE/DEALER DISTRIBUTORS. The Company's full line of motorcycle wheels and accessory products are currently distributed by Drag Specialties, Tucker Rocky, Custom Chrome and Rivera Engineering, some of the industry's larger distributors of Harley-Davidson aftermarket parts.
   To more effectively reach the more than 4,000 Harley-Davidson dealers nationwide, the Company initiated a dealer-direct program in the latter half of 1996 for its motorcycle wheel and accessory products, a program the Company believes will continue to be a key means of ramping up sales in this market. Motorcycle warehouse and dealer distributors accounted for 5.5% of sales for the year ended December 31, 1996 and 1.8% in fiscal 1995.

      INTERNATIONAL SALES. The Company seeks to expand its international sales by addressing selected foreign markets and securing foreign distribution channels for its products. In 1992, the Company began selling to the Japanese market through a domestic distributor and currently sells to eight distributors in Japan. In 1996 and 1995, international sales accounted for approximately 22.3% and 36.0%, of the company's sales respectively, the majority of which were to Japan. The Company believes that continued success and growth in this market will be largely due to:
   (i) significant demand that exists for wheels made and designed in the United States with distinctive styling; and (ii) the offering of exclusive designs to individual distributors. The Company is also exploring distribution opportunities in Australia, New Zealand, South America and Europe.

SALES

   The Company's strategy to increase sales focuses on: (i) identifying additional niche markets such as sport utility vehicles, sports cars and European vehicles; (ii) increasing domestic distribution channels in new geographic areas of the United States; (iii) using direct marketing to specialty groups through mail order outlet channels; and (iv) developing new products and product lines, including those to be aimed at new market segments, such as the one-piece cast wheels, targeted to heavier vehicles and a lower price-point consumer. The Company believes that its trademarks, BOYDS, BOYDS WHEELS, BOYDS ULTRA VIOLET, THE BOYD LOOK and HOT RODS BY BOYD have become recognized brand names in the automotive/motorcycle markets and represent its commitment to well-designed, high-quality and innovative wheels and accessories.

   In order to stay abreast of the constantly changing needs of its customers, both consumers and distributors, the Company maintains a consumer data base derived from warranty card information and other sources. Sales personnel also attend distributor open houses and retail store openings, enabling direct one-on-one interaction with customers. Key management personnel attend many of these events in order to develop ideas for new products and programs.

   As of December 31, 1996, the Company employed seven individuals in its sales department, which does not include two new sales directors stationed in the Midwest and on the East Coast hired subsequent to the close of the fiscal year. The Company's sales and customer service department is responsible for new orders technical support and customer inquiries. All product returns are subject to pre-approval and a 15% restocking fee.

   For the year ended December 31, 1996, the Company's four largest customers accounted for approximately 74.1% of net sales, with Wheel City at 38.0%, American Racing at 15.6%, American Motoring Accessories at 11.7% and Mooneyes at 8.8%. The Company does not have any long-term contractual relationships with its major customers. The loss of or any reduction in orders by any such customers could adversely affect the Company's business, financial condition and results of operations.



MARKETING

   The Company's premium brand name is at the forefront of all of the Company's marketing, advertising and public relations activities. The Company uses a variety of methods to promote its products and the brand name, including marketing/licensing agreements, a marketing partnership with Hot Rods by Boyd (SEE --"COLLABORATION WITH HOT RODS BY BOYD" --), celebrity associations, participation in national automotive events and international trade shows, print advertising/public relations and a corporate newsletter. The Company believes that product licensing and private labeling will continue to be among the main drivers of visibility and brand name recognition.

    MARKETING AND LICENSING AGREEMENTS.  The Company and its subsidiary,
   Hot Rods by Boyd, promote the Boyds brand name through selected licensing and marketing agreements. The Company charges royalty fees for such licenses and exercises care in selecting the licensees to protect the association of its brand names with premium products. For example, The Franklin Mint and Testor's Corporation (a model company) manufacture and sell selected Hot Rods by Boyd designs. Mattel also recently released a series of four limited edition Hot Wheels cars modeled after four of Hot Rods by Boyd's designs. Additionally, BF Goodrich maintains a marketing agreement whereby Boyds Wheels are featured in many of its tire catalogs, and DuPont Automotive Finishes features a line of "Boyd" colors in an exclusive marketing agreement. Also in 1996, the Company licensed its name to AutoZone, Inc. for a premium line of car care products sold under the name BOYDS ULTRA VIOLET, as well as to Orion Industries for BOYD SOUNDS, a premium line of car audio equipment, currently marketed exclusively to Japan.

      COLLABORATION WITH HOT RODS BY BOYD. Since Mr. Coddington founded Hot Rods by Boyd in 1977, he has built a reputation as a premier designer and builder of custom vehicles, which range in price from $75,000 to $500,000.

      In 1988, Mr. Coddington leveraged the premium brand name to form Boyds Wheels, Inc., and since its inception, the Company has maintained a collaborative marketing effort with Hot Rods by Boyd. Originally an affiliate company wholly-owned by Mr. Coddington and his wife, Hot Rods by Boyd now operates as a wholly-owned subsidiary of Boyds Wheels, Inc. and continues to act as a major source of publicity for the Company.

      Hot Rods by Boyd vehicles are custom-produced typically for high net worth individuals and celebrities, as promotional vehicles for corporations, or as prototypes or show cars for major automobile manufacturers. The cars, which display the Company's custom wheels, are regularly featured at hot rod and automotive shows and have been featured in national automotive and general interest publications such as CAR AND DRIVER, AUTOWEEK, HOT ROD, MOTORTREND, SMITHSONIAN, FORTUNE and FORBES. Celebrity owners of Hot Rods by Boyd custom cars, including Michael Anthony of Van Halen and Billy Gibbons of ZZ Top, provide on-going publicity for both companies.

      In December 1996, the Company exercised its option to acquire Hot Rods by Boyd in an all-stock pooling of interest transaction valued at approximately $750,000, pursuant to which the Company purchased all of the outstanding Common Stock of Hot Rods by Boyd payable in shares of the Company's Common Stock at its fair market value. This option was exercised by the Company after delivery of audited financial statements for the year ended December 31, 1995 only. The Company's marketing/promotion agreement with Hot Rods by Boyd, secured in June 1995, was terminated at the time of the acquisition.

      TRADE SHOWS. The Company supports its premium brand name image with special event and on-site presentations, featuring three 70-foot semi-tractor/trailer rigs, two "Big Red" trucks and "Big Yellow." These act as mobile displays of the Company's products and award winning vehicles by Hot Rods by Boyd. The rolling displays travel the country attending approximately 100 shows and dealer events a year, allowing for dealer hospitality in the on-board lounge. These vehicle costs have been partially underwritten by the corporate sponsorship of B.F. Goodrich and revenues derived from direct retail sales from the trucks.

      ADVERTISING AND PUBLIC RELATIONS. The Company is increasingly utilizing print advertising in key automotive, hot rod and motorcycle trade publications and continues to focus on high-profile public relations opportunities, such as coverage in leading specialty automotive publications such as HOT ROD MAGAZINE, TRUCKIN', STREET RODDER, SPORT TRUCK and AUTOWEEK. The Company is also increasingly featured on enthusiast radio and television programs including HOT ROD TV and MOTORTREND TV on cable television's, The Nashville Network (TNN), and was recently featured in FORTUNE magazine's "Companies to Watch" column. The Petersen Automotive Museum in Los Angeles has hosted a retrospective of the works of Boyd Coddington, including his hot rods and the Company's wheels, and SMITHSONIAN magazine once also featured one of Boyd's custom vehicles in a cover story. The Company also engages in cooperative advertising efforts with its major retailers and distributors.

      NEWSLETTER/DEALER PROGRAMS. The Company currently publishes a semi-monthly newsletter that is mailed directly to various newspapers and periodicals, retailers, distributors and customers. The BOYD REPORT features new products, special events, technical innovations and employee profiles. The Company believes that its direct mail programs are effective in maintaining its reputation as a leading manufacturer of premium custom wheels and related accessories. The Company also believes that dealer support programs are key factors for marketing success and provides its wheel dealers with marketing kits that include ad slicks, product photos, logo sheets, press releases and other advertising information and a videotape presentation featuring the Company's latest products and information.


MANUFACTURING

   All of the Company's aluminum products are manufactured, finished and packaged at its Stanton, California, facilities. The Company's corporate offices and manufacturing and distributing facilities occupy 10 buildings covering approximately 140,400 square-feet. The Company is committed to maintaining control over the entire design and manufacturing process which it believes enables it to: (i) reduce design and production time; (ii) refine manufacturing techniques and existing products; (iii) support innovative design efforts; and (iv) maintain the Company's high quality standards.

   The machined billet aluminum wheel manufacturing process for commercial applications was developed by Mr. Coddington and continues to be refined by the Company. The Company believes that the machined billet manufacturing process results in a superior quality product and that other types of billet manufacturing processes, such as stamped, are inferior due to structural and design limitations. The billet wheel centers for the two-piece machined billet aluminum wheels are manufactured from a solid piece of aluminum known as a billet, through the use of CNC machines which "carve" out the specialized custom designs from the billet aluminum. After polishing, the finished center is welded into an aluminum outer rim. Through the precision and flexibility of this billet manufacturing process, the Company is able to offer billet wheels with greater detail in design, higher quality finish, and a larger variety of styles. It also affords more vehicle application options than other types of manufacturing processes, such as cast or forged. An additional advantage of the billet manufacturing process is reduced development time, whereby a new wheel design can typically be produced in one to two weeks, compared to 10 to 12 weeks required for the development and tooling of a new cast wheel design. The Company believes that the shorter design cycle enables the Company to maintain a competitive advantage as a trend-setter. During 1996, the Company produced approximately 8,300 billet aluminum wheel centers and believes it is capable of producing up to 1,250 billet aluminum wheel centers per month.

   The two-piece cast wheels are also produced with integrated machine processes. The wheel centers are molded from aluminum ingot in a low pressure foundry, machined to achieve a more distinctive look (similar to that of the billet wheel) and, after polishing, welded into an aluminum outer rim. This two-piece assembly process allows the Company to store work-in-process in a smaller area, to weld the center into a variety of positions creating a larger selection of appearances and applications and, in some cases, to
produce a variety of designs from a single mold.   The Company's cast wheel
manufacturing facility is equipped with 11 state-of-the art low pressure casting machines, four of which were added in the fourth quarter of 1996. During 1996, the Company produced approximately 228,800 cast aluminum wheels and believes it is capable of producing up to 45,000 cast aluminum wheel centers per month.

   One-piece cast automotive wheels are produced with integrated machine processes whereby the entire wheel is molded from aluminum ingot in a low pressure foundry. The wheel is then machined to achieve a more distinctive look. One-piece cast wheels have a greater load capacity than the Company's other wheel lines thereby making them suitable for applications on heavier vehicles. Such wheels are manufactured using a simpler, faster production process since the rim and the center are molded as one integral unit thereby eliminating the costs associated with an outside supplier of outer rims and reducing assembly and handling costs. The one-piece cast motorcycle wheels are cast using the same integrated process as the automotive wheels, but are outsourced for "hipping," a chemical hardening process, and chroming.

   Steering wheels begin as a 1/8" thick piece of billet aluminum, which are stamped into basic patterns and machined on a CNC machine. The wheel is then polished, a foam grip is injected around its perimeter and a hand-stitched leather wrap is sewn to the wheel. All of the machining processes (except stamping), including polishing, leather wrapping, foam injection and packaging efforts for the manufacture of the Company's steering wheels, are completed on-site at the Company's facilities. The Company's various accessory products are manufactured in-house, while its line of Boyds Ultra Violet car care products are mixed and packaged by an outside contractor.

   Motorcycle billet wheels and accessories are produced in a similar process as the billet automotive wheels. The product begins as a solid piece of billet aluminum which is machined on the same type of CNC equipment as the automotive wheels. The wheels undergo a "trueing" process to ensure proper fit, and are then polished and welded. Final assembly involves stringent controls that maintain proper fit of the hub assemblies. The exclusive "Invisible Weld" technology employed by the Company in manufacturing its motorcycle wheels was developed by Mr. Coddington and the Company believes it provides a better looking and more structurally sound product.

   The custom cars and hot rods produced by Hot Rods by Boyd typically range in price from $75,000 to $500,000. In most cases, the vehicles begin with a design sketch, followed by the frame and body of the vehicle being hand crafting from steel. All steps of the design and manufacturing process are done on-site, including the body production, interior work and painting. In some cases, customers will bring in existing vehicles for restoration or modification. Project length varies depending upon the extent of the project, as well as the customer's timeline and budget.

   The Company uses modern design and manufacturing systems for the manufacture of its wheels and billet accessories, which through the use of CAD/CAM technologies, provides the Company with two dimensional CAD drawings. All of the CNC equipment in the Company's manufacturing facility is linked to a Macintosh based CAD/CAM manufacturing system in order to obtain efficiencies and maintain exacting tolerances in manufacture. The Company's design control department monitors the compliance of production processes in order to ensure that the designs have been correctly processed by the manufacturing computers and that finished products are accurately produced. The CAD/CAM system allows the Company to transition new products rapidly from development to full-scale production. The Company's computer controlled machinery maintains precise controls over manufacturing processes. The CNC machinery greatly reduces the chance of error, scrap and injury commonly found in manually operated machines. CNC technology also allows for reduced machine times. The Company continually seeks to increase efficiency at its production facilities through further automation and increased use of technology.

   To meet increased demand for its products and sustain future growth, the Company recently completed an expansion of its manufacturing facilities by approximately 50% (SEE "ITEM 2. PROPERTIES). The additional space serves not only to increase capacity, but also to streamline the manufacturing process. The Company believes the expansion will serve to: (i) streamline the manufacturing process, thereby reducing production time and related overhead costs; (ii) reduce inefficiencies and scrap rates; (iii) increase manufacturing capacity; and (iv) sustain the Company's growth through 1998 or 1999 before additional space is required. In 1996, the Company also added 22 new CNC machines and four new casting machines. Total manufacturing space increased to 118,600 square feet, up from approximately 75,900, thereby increasing manufacturing capacity from approximately 25,000 wheels per month to approximately 45,000 wheels per month.

   The Company relies on outside suppliers for its billet aluminum and ingot aluminum requirements. The Company has arranged to purchase billet aluminum from Metal Exchange, a supplier of billet aluminum on a contractual basis through December 1997. The price is set at $.82 per pound for approximately 600,000 pounds per month. The Company believes the contract will protect against aluminum price increases during the length of the contract and that the pound limit at that price is sufficient to service approximately 70% to 100% of its needs, based on seasonal demands. The Company believes that there are other suppliers of billet and ingot from which the Company could obtain such materials in the future should the need arise. Any significant interruption in the supply of these required raw materials would have a material adverse effect on the Company's business and results of operations. The rims for the Company's wheels are purchased from five different suppliers and the Company believes alternative sources of supply of rims are readily available.

   In the ordinary course of its manufacturing process, the Company uses metals, oils and similar materials which are stored on-site. The waste created by use of these materials is transported off-site on a regular basis by a state registered waste hauler. To date, the Company has not experienced any significant environmental compliance problems, although there can be no assurances such problems will not arise in the future.

COMPETITION

   The custom aluminum wheel business is highly competitive and is based primarily on price, product selection, product availability and service, and is characterized by widespread imitation of popular wheel designs. The preferences of custom aluminum wheel purchasers may also be subject to rapid and unanticipated changes. Competition in the billet segment of the custom wheel market is intense, but concentrated among a limited number of manufacturers, such as Budnik Wheels, Colorado Custom, Weld Racing, Inc. and Billet Specialties, Inc. In addition, the Company believes several wheel manufacturers such as Ultra Custom Wheel, Inc. and American Racing, could pose significant competition if they were to enter the premium billet aluminum wheels market.

   Cast aluminum wheels comprise a much larger portion of the custom wheel market than billet wheels due to their lower retail prices. There are numerous competitors in the cast wheel market including American Racing, Ultra Custom Wheel, Inc. and Prime Wheel. Competition is fierce and based primarily on cost, with most manufacturers seeking high volume to compensate for low margins. The one-piece cast wheels, which the Company introduced in 1995, will be aimed at a broader range of customers than the Company's other wheel lines because of their more moderate price range and more varied vehicle applications. Accordingly, the Company expects that these wheels may face more direct and indirect competitors, including branded wheels and "look-alike" designs produced by low-cost offshore manufacturing sources.

   There are several competing manufacturers of steering wheel products and motorcycle wheels, including Grant and Weld Racing, Inc., some with substantially more resources than the Company. Increased competition could result in product price reductions, reduced margins and loss of market share, all of which could have a adverse material effect on the Company's results of operations and financial condition. The Company intends to meet its competition with innovative designs, quality workmanship and the strength of its brand name. The Company believes its relationship with its customers is strengthened by its private labeling of products for certain of its competitors that are also customers, such as American Racing.

PRODUCT WARRANTIES

   Historically, the Company's wheels have been sold with limited one- or three-year warranties from the date of purchase. Commencing in February 1996, the Company began honoring a lifetime warranty from the date of purchase. The Company's warranties generally provide that, in the case of defects in material or workmanship, the Company will, at its option, replace or repair the defective product without charge. The Company currently maintains product liability insurance for its products worldwide, with limits of $5,000,000 per occurrence and $5,000,000 in the aggregate, per annum. Such coverage is becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates.

EMPLOYEES

   As of December 31, 1996, the Company had 365 employees, a majority of which were full-time employees, including 10 employed in sales and marketing, four employed in development and 331 employed in manufacturing and manufacturing support. The remaining full-time employees are administrative and support staff. The Company considers its employee relations to be sound. None of the Company's employees is represented by unions.

ITEM 2. PROPERTIES.

   The Company's executive offices, product development and manufacturing facilities are currently housed in a cluster of leased and company-owned industrial buildings in Stanton, California. Building No. 1 contains the foundry and is approximately 20,700 square-feet. Building No. 2 contains a warehouse and administrative facilities and is approximately 20,400 square-feet. Building No. 3 contains the previous assembly area and is approximately 9,800 square-feet. It will now be utilized for a 6,000 square-foot research and development facility, and the remainder will be used as an equipment maintenance area. Building No. 4 contains the motorcycle wheel and accessories departments and is approximately 17,000 square-feet. Hot Rods by Boyd currently subleases approximately 12,500 square-feet in Building No. 4 from the Company. Building No. 5 contains the previous polishing department and is approximately 5,100 square-feet. The space will be used ultimately for additional motorcycle machine shop area. Building No. 6 is currently a machine shop facility and is approximately 8,550 square-feet. Building No. 7 contains machining facilities and is approximately 6,850 square-feet. Building No. 8 is approximately 32,000 square-feet and houses the new polish and assembly facility. Building Nos. 1 through 8 are leased at monthly rates ranging from $2,060 to $12,000 with expiration dates ranging from March 31, 1997 to September 30, 2000. Building No. 9, purchased in January 1997, contains the new distribution center, customer service and finished goods warehouse. This building contains approximately 20,000 square-feet of interior space and is located on approximately 2.5 acres. The property is financed over five years, with monthly payments of $10,260. The Company has expanded its facilities over the last year in order to accommodate its growing operations and to take advantage of adjacent properties that became available. The Company considers all of its facilities to be well maintained and suitable for its present operations.

ITEM 3. LEGAL PROCEEDINGS.

   The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                   PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock has traded on The Nasdaq National Stock Market ("NASDAQ") under the symbol BYDS since September 15, 1995 (the effective date of its Initial Public Offering). The high and low bid prices for the Common Stock as reported by NASDAQ for each quarter of the fiscal 1996 year are noted in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

           FISCAL  1996                    HIGH      LOW
           ------------                    ----      ---

           First Quarter                 10 7/8     7 3/4

           Second Quarter                13 1/4     8 1/4

           Third Quarter                 13 7/8     9 1/8

           Fourth Quarter                17 3/8    12 3/4

   There are approximately 126 stockholders of record as of March 21, 1997. The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends since its inception and management does not anticipate that it will do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The Company designs, manufactures and markets high quality aluminum wheels and accessories for the specialty automotive and motorcycle aftermarkets. The Company also markets a premium line of car care products and a line of sportswear under its own label. The Company sells its products domestically through a national distribution network of tire and performance retailers, warehouse distributors and mail order outlets, and internationally through foreign distribution channels. The Company derived approximately 22.3% and 36.0% of its sales in 1996 and 1995, respectively, from international sales, primarily in Japan.

   Net Sales

   Net sales consist of gross sales less the amount of discounts, returns and allowances. The Company generally provides its customers a standard term of 2%/10 net 30 days upon payment of the gross invoice price. Returns and allowances vary from year to year, but were approximately 6% for 1996 and 5% for 1995. Net sales for any of the Company's product lines can be influenced by a number of factors, including changes in customer preferences and pricing policies of the Company's competitors.

   Cost of Goods Sold and Gross Margin

   Cost of goods sold consists primarily of the costs of labor, aluminum, raw materials and overhead used in the production of the Company's products. The gross margins of early 1995 were adversely impacted by significant increases in aluminum costs, however, the Company was able to stabilize and improve margins during 1995 as a result of generating overhead efficiencies from such areas as improved plant layout and larger production volume. The 1996 margins were adversely impacted in the fourth quarter of 1996 by manufacturing inefficiencies and additional plant reconfiguration costs.

   Selling, General and Administrative

   Selling, general and administrative costs consist primarily of commissions, sales and administrative salaries, office expenses and general overhead. The Company expects that general and administrative expenses will increase in absolute amounts in the future due to continued growth, although such expenses should decrease as a percentage of net sales.

   Other Income (Expense)

   In most periods, the principal component of the Company's other income (expense) is interest expense. In addition, the Company has, from time to time, had other income or expense items such as profits from the sale of equipment and investment income.

   SELECTED FINANCIAL DATA
   -----------------------

   The selected financial data set forth below has been derived from the Company's audited financial statements which appear elsewhere herein. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Operating results for any particular period are not necessarily indicative of results for any future period.



                                                               YEARS ENDED DECEMBER 31,
                                                            1995                      1996
                                                            ----                      ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF DATA:

NET SALES                                             $19,295   100.0%          $27,913   100.0%

COST OF GOODS SOLD                                     14,022    72.7            22,174    79.4
                                                      -------   -----           -------   -----

GROSS MARGIN                                            5,273    27.3             5,739    20.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            2,973    15.4             4,013    14.4
                                                      -------   -----           -------   -----

INCOME FROM OPERATIONS                                  2,300    11.9             1,726     6.2

INTEREST AND OTHER EXPENSE (INCOME), NET                  272     1.4              (137)     .5
                                                      -------   -----           -------   -----

INCOME BEFORE INCOME TAXES                              2,028    10.5             1,863     6.7

PROVISION FOR INCOME TAXES                                694     3.6               561     2.0
                                                      -------   -----           -------   -----

NET INCOME                                              1,334     6.9%            1,302     4.7%
                                                      -------   -----           -------   -----

NET INCOME PER COMMON SHARE AND COMMON SHARE
   EQUIVALENT                                           $0.68                     $0.40

WEIGHTED AVERAGE SHARES OUTSTANDING AND
COMMON SHARE EQUIVALENT SHARES OUTSTANDING              1,960                     3,271

                                                       DECEMBER 31, 1996
                                                       -----------------
                                                         (IN THOUSANDS)

BALANCE SHEET DATA:

     WORKING CAPITAL                                      $ 10,886
     TOTAL ASSETS                                           28,603
     REVOLVING CREDIT AGREEMENTS                             1,634
     CURRENT PORTION OF LONG TERM DEBT                         560
     LONG TERM DEBT                                          2,398
     SHAREHOLDERS' EQUITY                                   19,379


   COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996, AND YEAR ENDED DECEMBER 31, 1995


   Net Sales

   Net sales for the year ended December 31, 1996, were $ 27,912,945 compared to $ 19,294,518 for the same period in 1995, a combined increase of $ 8,618,427 or 44.7%. The net increase was comprised of a $9,389,316 increase in sales of the Company's product lines, which was partially offset by a $ 770,889 decrease in total revenue from Hot Rods by Boyd. The decrease in revenues from the hot rod business is the result of fewer units built during the year and the varying sales prices per vehicle. The increased wheel sales resulted primarily from continued growth of the company's two piece cast wheels along with significant growth in the motorcycle wheels and accessories and private label product lines. Increased marketing efforts and continued growth of the company's existing distribution also contributed to the overall growth in 1996.

   Gross Margin

   Gross margin for the year ended December 31, 1996 was $ 5,738,593 compared to $ 5,272,993 for the same period in 1995, an increase of $ 465,600 or 8.8%. The gross margin as a percent of sales for the year however, decreased as a result of manufacturing inefficiencies that originated in the foundry. The degree of impact on the gross margin increased as many parts proceeded through the manufacturing process adding labor and overhead. When the parts were identified to be below the Company's quality standards, many were sold for scrap, thus recapturing only a portion of the raw material cost and none of the labor and overhead. In addition to the manufacturing inefficiencies, the extensive plant reconfiguration created down time and added to the overall manufacturing overhead. These costs were incurred during a time in the Company's year when units produced decline due to regular industry seasonality, therefore, each part produced during this period carried a higher allocation of overhead burden. All of these factors contributed to a gross margin of 3.1% for the fourth quarter and 20.6% for 1996 compared to 27.3% for the 1995 fiscal year.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the 12 months ended December 31, 1996, were $4,012,836 compared to $2,972,513 for the same period in 1995, an increase of $1,040,323 or 34.9%. This increase was attributable to additional administrative and facility costs incurred to support the Company's growth along with the addition of upper management. As of a percent of sales, the costs decreased to 14.4% from 15.4% in 1995.

   Interest and Other (Income) Expense

   For the year ended December 31, 1996, the Company had interest and other income, net, of $136,500 as compared to interest and other expense, net, of $272,348 for the same period in 1995, a change of $408,848 or 150.1%. This change was attributable to favorable lease refinancing. In addition, the Company earned investment income on the net cash proceeds from the June public offering, which had a positive impact on net expenses.

   Income Taxes

   The provision for income taxes in 1996 of $560,693 and in 1995 of $693,861, reflects the benefit of state tax credits for the investment in capital equipment. The effective tax rates for 1996 and 1995 were 29.1% and 35.2%, respectively.

   Net Income

   As a result of the above, net income for the year ended December 31, 1996, was $1,301,564 compared to $1,334,271 for the same period in 1995, a decrease of $ 32,707 or 2.5%.

   Seasonality

   In general, the Company's business is seasonal in most sections of the country, as the Company believes that it is affected by weather conditions. Historically, the Company's net sales have been the highest in the second and third quarters of each year. The Company believes that unusually adverse or otherwise poor weather conditions in the spring and summer seasons may have a negative effect on the Company's sales in such quarters. Significant variability in orders during any period may have an adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have an adverse material impact on the Company's results of operations and financial condition.

   Liquidity and Capital Resources

   The Company has experienced significant growth in 1996, with its net sales growing from $19,294,518 in 1995 to $27,912,945 in 1996. During this growth, the Company utilized its revolving line of credit with a bank, which was increased in April 1996 to $2,500,000 from $2,000,000. Availability of funds are based on certain balances of the Company's eligible accounts receivable and inventory with availability of approximately $900,000 at December 31, 1996. The Company also has an equipment line of credit that was increased in April 1996 to $1,000,000 from $750,000. In December 1996, the Company refinanced the outstanding balances of a 60-month term loan, payable in equal monthly installments bearing interest at 8.6% per annum. The Company completed a secondary stock offering on June 11, 1996, which raised approximately $11,800,000 net for the Company's expansion and growth.

   Working capital was $10,886,226 at December 31, 1996 compared with $2,310,874 at December 31, 1995, an increase of $8,575,352. During the year, the Company utilized cash to increase inventories, purchase equipment and other related expansion costs. Overall the Company's cash and cash equivalents have increased $4,730,875 to $5,792,764 at December 31, 1996, from $1,061,889 at December 31, 1995. The company intends to use its revolving line of credit, equipment line and cash generated from operations, if any, to finance the growth of the Company. To the extent that such amounts are inadequate to meet the Company's capital requirements, the Company may be required to raise additional funds through additional equity or debt financing.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements of the Company identified in the Index to Financial Statements appearing under Exhibits and Reports on Form 8-K of this report are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information for Part III, Items 9, 10, 11, and 12 are hereby incorporated by reference to the Company's Proxy Statement for a meeting to be held on June 3, 1997, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to Regulation 14A.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)(1) List of Exhibits:

NUMBER                            DESCRIPTION
------                            -----------
1.1* Form of Underwriting Agreement by and among the Registrant, certain Selling Shareholders of the Registrant, Cruttenden Roth Incorporated and Black & Company, Inc.
3.1* Articles of Incorporation as filed with the California Secretary of State on April 27, 1988
3.2* Amended and Restated Articles of Incorporation filed with the California Secretary of State on December 12, 1991
3.3* Amended and Restated Articles of Incorporation filed with the California Secretary of State on October 13, 1994
3.4* Certificate of Determination of Preferences of Series A Redeemable Preferred Stock of Registrant filed with the California Secretary of State on November 2, 1994
3.5* Agreement of Merger by and between Registrant and Boyds Ultra Violet, Inc. filed with the California Secretary of State on November 2, 1994
3.6* Bylaws of the Registrant, as amended and restated, including proposed amendment thereto
4.1* Warrant held by Specialty Blanks, Inc. to purchase $200,000 of Common Stock dated March 1, 1993, with Addendum dated September 24, 1993

4.2*     Form of Warrant held by Robert E. Fitzgerald to purchase
         10,560 shares of Common Stock and Ty Rogers to purchase 2,640 shares of Common Stock
4.3*     Warrant held by Karl Kantarjian to purchase 10,000 shares
         of Common Stock dated as of November 3, 1994
4.4*     Form of 9% Convertible Promissory Note due June 30, 1996
4.5*     Form of Warrant issued in 1994 Private Placement held as
         of the date hereof by Messrs. Gills and Fitzgerald
4.6*     Option to Purchase Common Stock by and between the
         Registrant and Brad Fanshaw dated as of May 19, 1993
4.7*     1995 Stock Option Plan
4.8*     Form of Representatives' Warrant Agreement by and between
         the Registrant, Cruttenden Roth Incorporated and Black & Company,
         Inc.
5.1*     Opinion of Rutan & Tucker
10.1* Loan & Security Agreement dated February 8, 1995 by and between Registrant and Comerica Bank - California, including Guaranty of Boyd Coddington
10.2*    Amended and Restated Agreement dated as of December 30,
         1994 by and between Registrant, Boyd Coddington and Specialty Blanks, Inc.
10.3*    Amended and Restated Continuing Guaranty dated as of
         December 30, 1994 by and between Boyd Coddington and Diane Coddington and Specialty Blanks, Inc.
10.4*    License Agreement dated November 1, 1993 between
         Registrant and Velocity Distribution, Inc.
10.5* Letter dated March 20, 1995 memorializing agreement between Registrant and Hot Rods by Boyd concerning inter-company account balance
10.6*    Standard Industrial Lease between Registrant and A & P
         Leasing Registrant dated April 9, 1992 (8350 Cerritos Avenue)
10.7*    Standard Industrial Lease between Registrant and Currie
         Family Trust dated July 17, 1994 (8402 Cerritos Avenue)
10.8*    Standard Industrial Lease between Registrant and Currie
         Family Trust dated October 1, 1994 (8400 Cerritos Avenue)
10.9*    Standard Industrial/Commercial Single-Tenant Lease between
         Boyd and Diane Coddington and Duane and Carole Logsdon dated June 15, 1992 (8380 Cerritos Avenue and 10541 Ashdale Street)
10.10* Assignment of Real Property Lease Rights of Boyd and Diane Coddington to Registrant dated September 29, 1994 (8380 Cerritos Avenue and 10541 Ashdale Street), and Assignment of Equipment Lease Rights
10.11* Standard Industrial/Commercial Single-Tenant Lease between Registrant and Hopper Shop Equipment Sales dated January 11, 1995. (8250 Cerritos Avenue)
10.12* Letter Agreements between Registrant and Codde, Inc. to lease a tractor and trailer, dated January 1, 1995 and May 1, 1995
10.13*   Equipment Lease between Registrant and Financial Federal
         Credit, dated March 10, 1995
10.14*  Equipment Lease between Registrant and Financial Federal
         Credit, dated March 22, 1995
10.15*   Textron Financial Corp. Master Lease Schedule, Master
         Lease Agreement and Guaranty, dated August 14, 1992
10.16*   Master Lease Schedule by and between Citicorp Leasing Inc.
         and Registrant dated January 23, 1995
10.17* Automobile purchase agreement between Boyd Coddington and Richard Hibbard Chevrolet, Inc., dated May 23, 1994
10.18* Guaranty of Boyd and Diane Coddington and Hot Rods by Boyd to Financial Federal Credit, dated March 10, 1995
10.19* Marketing/Promotion Agreement by and among the Registrant, Boyd Coddington and Hot Rods by Boyd, Inc
10.20* Option Agreement by and among the Registrant, Boyd and Diane Coddington and Hot Rods by Boyd, Inc
10.21* Employment Agreement by and between the Registrant and Boyd Coddington
10.22* Agreement for the purchase and sale of assets among the registrant, Velocity Distribution, Inc., Brad Fanshaw, Charlotte Fanshow, Boyd Coddington and Diane Coddington.

10.23*   Settlement agreement and general release dated February 15, 1996
10.24*   Equipment Lease between Registrant and Financial Federal
         Credit dated July 21, 1995
10.25* Standard Industrial/Commercial Single-Tenant Lease between Registrant and Flam Properties, dated July 26, 1995
10.26*   Guaranty of Boyd Coddington to Flam Properties, Ltd. Dated
         July 26, 1996
10.27*   Commercial Lease between the Registrant and Custom Pipe &
         Coupling Inc. dated February 5, 1996
10.28* Standard Industrial/Commercial Multi-Tenant Lease between Registrant, Gary Hollander, Susan Henson, Kevin Henson Trust and Hollander Glass, dated August 15, 1995
10.29*   Form of Indemnification Agreement
10.30* Close End Vehicle Lease Agreement between the Registrant and Eldorado Bank Date March 20, 1996
10.31 Standard Industrial/Commercial Multi-Tenant Lease between Registrant, Gary Hollander, Susan Henson, Kevin Henson Trust and Hollander Glass, dated November 21, 1996
10.32 Standard Industrial/Commercial Single-Tenant Lease between Registrant and Custom Pipe & Coupling Co. dated November 22, 1996.
10.33 Standard Industrial/Commercial Single-Tenant Lease between Registrant and Boyd and Diane Coddington, (Hill Top Properties), dated October 1, 1996. (8310 Cerritos Avenue)
10.34 Standard Industrial/Commercial Single-Tenant Lease between Registrant and Boyd and Diane Coddington, (Hill Top Properties), dated October 1, 1996. (8290 Cerritos Avenue)
10.35    Licensing agreement between registrant and Autozone, Inc.
         dated October 18, 1996
10.36    Exclusive Distributor Agreement between registrant and
         Performance Distribution, Inc., dated October 18, 1996
27.1     Financial Data Schedule


*Incorporated by reference from the Registration Statement on Form SB-2 of Boyds Wheels, Inc. (Registration No. 33-94064-LA)




(a)(2) Index to Financial Statements                               Page
                                                                   ----
Report of Independent
Accountants.......................................................  F-1

Balance Sheet  at December 31,
1996..............................................................  F-2

Statements of Income for the Years Ended December 31, 1995 and
1996..............................................................  F-3

Statements of Shareholders' Equity for the Years Ended
December 31, 1995 and 1996........................................  F-4

Statements of Cash Flows for the Years Ended December 31, 1995
and 1996..........................................................  F-5

Notes to Financial Statements.....................................  F-7

(b) Reports on Form 8-K

                          BOYDS WHEELS, INC. AND SUBSIDIARY
                                      __________


                 REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                                      __________

                          REPORT OF INDEPENDENT ACCOUNTANTS
                                      __________



To The Board of Directors
Boyds Wheels, Inc.


We have audited the accompanying consolidated balance sheet of Boyds Wheels, Inc. and its Subsidiary as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boyds Wheels, Inc. and its Subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.




Newport Beach, California
March 29, 1997

                          BOYDS WHEELS, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEET
                                  December 31, 1996
                                      _________

                                     A S S E T S:
Current assets:
 Cash and cash equivalents                                        $5,792,764
 Accounts receivable, net of allowances of $249,248                2,316,979
 Other receivables                                                   178,339
 Income tax receivable                                               355,623
 Inventories                                                       7,710,149
 Costs and estimated earnings in excess of billings                   56,616
 Prepaids and other current assets                                   605,186
 Deferred income taxes                                               296,956
                                                                  ----------
    Total current assets                                          17,312,612


Property and equipment, net                                       11,047,029
Covenants not-to-compete, net of accumulated
 amortization of $29,098                                             145,487
Other assets                                                          97,655
                                                                  ----------
    Total assets                                                 $28,602,783
                                                                  ----------
                                                                  ----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                 $3,307,176
 Accrued liabilities                                                 663,467
 Revolving credit agreements                                       1,634,154
 Current maturities of long-term debt                                560,140
 Billings in excess of costs and estimated earnings                  122,286
 Other current liabilities                                           139,163
                                                                  ----------
    Total current liabilities                                      6,426,386

Long-term debt                                                     2,397,695
Deferred income taxes                                                345,572
Other long-term liabilities                                           53,738
                                                                  ----------
    Total liabilities                                              9,223,391
                                                                  ----------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value; 5,000,000 shares
  authorized, no shares issued and outstanding                         -
 Common stock, no par value; 25,000,000 shares
  authorized, 3,780,106 shares issued and outstanding             17,585,262
 Contributed capital                                               1,036,516
 Unearned compensation                                                (3,123)
 Retained earnings                                                   760,737
                                                                  ----------
    Total shareholders' equity                                    19,379,392
                                                                  ----------
    Total liabilities and shareholders' equity                   $28,602,783
                                                                  ----------
                                                                  ----------

     The accompanying notes are an integral part of these consolidated financial statements.

                          BOYDS WHEELS, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                    For The Years Ended December 31, 1995 And 1996
                                      __________


                                                   1995             1996
                                                   ----             ----

Net sales                                       $19,294,518     $27,912,945
Cost of goods sold                               14,021,525      22,174,352
                                                 ----------      ----------
    Gross margin                                  5,272,993       5,738,593

Selling, general and administrative expenses      2,972,513       4,012,836
                                                 ----------      ----------

    Income from operations                        2,300,480       1,725,757

Interest and other (income) expense, net            272,348        (136,500)
                                                 ----------      ----------

    Income before provision for income taxes      2,028,132       1,862,257

Provision for income taxes                          693,861         560,693
                                                 ----------      ----------

    Net income                                   $1,334,271      $1,301,564
                                                 ----------      ----------
                                                 ----------      ----------

Net income per common share and common
 equivalent share before accretion of
 Series A redeemable preferred stock                  $0.68           $0.40
                                                 ----------      ----------
                                                 ----------      ----------

Accretion of Series A redeemable preferred stock:


 Net income, as above                            $1,334,271      $1,301,564

 Adjustment for accretion of Series A
  redeemable preferred stock                     (1,068,629)            -
                                                 ----------      ----------

    Net income applicable to common
     shareholders                                  $265,642      $1,301,564
                                                 ----------      ----------
                                                 ----------      ----------

Net income per share, as above                        $0.68           $0.40

Adjustment for accretion of Series A
 redeemable preferred stock                           (0.54)            -
                                                 ----------      ----------

Net income per common share and common
 equivalent share                                     $0.14           $0.40
                                                       ----            ----
                                                       ----            ----

Weighted average common shares and common
 equivalent shares outstanding                    1,960,000       3,271,000
                                                 ----------      ----------
                                                 ----------      ----------

     The accompanying notes are an integral part of these consolidated financial statements.

                       BOYDS WHEELS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Years Ended December 31, 1995 And 1996

                                --------------

                                                       Common Stock                                        Retained
                                                  -------------------------     Unearned    Contributed    Earnings
                                                   Shares          Amount     Compensation    Capital      (Deficit)      Total
                                                  ---------     -----------   ------------  -----------   -----------  -----------
Balances at December 31, 1994, as previously
  reported                                        1,316,666     $ 1,860,457      $     -     $ 826,511     ($806,469)  $ 1,880,499


Pooling of interests with Hot Rods By Boyd Inc.
  (Note 4)                                           55,084        (167,195)           -             -             -      (167,195)
                                                  ---------     -----------     --------     ---------     ---------   -----------
Balances at December 31, 1994, as restated        1,371,750       1,693,262            -       826,511      (806,469)    1,713,304


Accretion of Series A redeemable preferred
   stock                                                  -               -            -             -    (1,068,629)   (1,068,629)

Issuance of common stock for cash (net of
  costs of $1,417,875)                              850,000       3,894,625            -             -             -     3,894,625
Issuance of common stock upon conversion of
  warrants                                          315,927         200,000            -             -             -       200,000
Issuance of common stock warrants for cash                -             125            -             -             -           125
Common stock options exercised                        2,000           2,000            -             -             -         2,000
Net income, as restated (Note 4)                          -               -            -             -     1,334,271     1,334,271
                                                  ---------     -----------     --------     ---------     ---------   -----------
Balances at December 31, 1995, as restated        2,539,677       5,790,012            -       826,511      (540,827)    6,075,696
Issuance of common stock for cash (net of
  costs of $1,388,566)                            1,151,000      11,560,184            -             -             -    11,560,184
Issuance of common stock upon conversion of          29,465         112,498            -             -             -       112,498
warrants
Issuance of common stock warrants for cash                -              68            -             -             -            68
Issuance of common stock upon conversion of
  notes payable                                       7,143          25,000            -             -             -        25,000
Common stock options exercised                       47,558          35,000            -             -             -        35,000
Tax benefit from exercise of nonqualified stock
  options                                                 -               -            -       210,005             -       210,005
Common stock issued in settlement of an employment
  agreement                                           5,263          50,000            -             -             -        50,000
Unearned compensation related to stock options
  granted                                                 -          12,500      (12,500)            -             -             -
Compensation related to stock options vesting             -               -        9,377             -             -         9,377
Net income                                                -               -            -             -     1,301,564     1,301,564
                                                  ---------     -----------     --------     ---------     ---------   -----------
Balances at December 31, 1996                     3,780,106    $ 17,585,262      ($3,123)  $ 1,036,516    $  760,737  $ 19,379,392
                                                  ---------     -----------     --------     ---------     ---------   -----------
                                                  ---------     -----------     --------     ---------     ---------   -----------


          The accompanying notes are an integral part of these consolidated financial statements.

                        BOYDS WHEELS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For The Years Ended December 31, 1995 And 1996

                                 ---------------

                                                                  1995                     1996
                                                              -------------           --------------
Cash flows from operating activities:                           (Restated-
                                                                 Note 4)
 Net income . . . . . . . . . . . . . . . . . . . . . . . .   $   1,334,271           $    1,301,564
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

  Depreciation and amortization . . . . . . . . . . . . . .         586,945                1,046,599
  Loss (gain) on disposal of property and equipment . . . .          (5,492)                  67,641
  Bad debt expense. . . . . . . . . . . . . . . . . . . . .           2,540                  163,808
  Royalty income amortization . . . . . . . . . . . . . . .         (48,000)                (114,000)
  Gain on forgiveness of debt . . . . . . . . . . . . . . .               -                   (7,856)
  Deferred income taxes . . . . . . . . . . . . . . . . . .         532,006                  160,599
  Interest capitalized to construction in progress. . . . .               -                  (14,533)
  Long-term debt settled with services. . . . . . . . . . .         (25,000)                       -
  Compensation related to stock options vesting . . . . . .               -                    9,377
  Increase in accounts receivable . . . . . . . . . . . . .        (852,199)              (1,310,773)
  Increase in other receivables . . . . . . . . . . . . . .         (11,641)                 (48,433)
  Increase in inventories . . . . . . . . . . . . . . . . .      (2,132,512)              (3,736,315)
  Decrease in costs and estimated earnings in excess
   of billings on uncompleted contracts . . . . . . . . . .           6,354                   13,045
  Decrease (increase) in prepaids and other current
   assets . . . . . . . . . . . . . . . . . . . . . . . . .        (147,009)                   2,951
  Increase in other assets. . . . . . . . . . . . . . . . .          (2,280)                 (74,553)
  Increase in accounts payable  . . . . . . . . . . . . . .         607,476                  489,941
  Increase (decrease) in accrued liabilities. . . . . . . .         630,501                 (849,543)
  Increase (decrease) in billings in excess of costs
   and estimated earnings on uncompleted contracts. . . . .        (420,754)                  10,905
  Increase in income taxes payable (receivable) . . . . . .         130,689                 (276,307)
  Increase (decrease) in other long-term liabilities. . . .          56,223                  (26,023)
                                                              -------------           --------------

        Net cash provided by (used in) operating
          activities  . . . . . . . . . . . . . . . . . . .         242,118               (3,191,906)
                                                              -------------           --------------

Cash flows from investing activities:

  Purchase of property and equipment. . . . . . . . . . . .      (1,275,564)              (4,263,452)
  Proceeds from the sale of property and equipment. . . . .           3,470                    6,400
  Deposits on leased equipment  . . . . . . . . . . . . . .         (20,000)                       -
                                                              -------------           --------------

       Net cash used by investing activities . . . . . . .       (1,292,094)              (4,257,052)
                                                              -------------           --------------

Cash flows from financing activities:

  Increase (decrease) in due to majority shareholder . . .          (76,264)                  71,542
  Borrowings on revolving lines of credit. . . . . . . . .          864,495                3,281,800
  Payments on revolving lines of credit. . . . . . . . . .         (864,375)              (1,787,429)
  Proceeds from issuance of long-term debt . . . . . . . .        1,192,986                   11,515
  Principal repayments of long-term debt . . . . . . . . .       (2,192,290)              (1,105,345)
  Proceeds from sale of common stock . . . . . . . . . . .        5,312,500               12,948,750
  Cost of equity issuances . . . . . . . . . . . . . . . .       (1,083,156)              (1,388,566)
  Proceeds from issuance of common stock warrants. . . . .              125                       68
  Proceeds from exercise of common stock options . . . . .            2,000                   35,000
  Proceeds from exercise of common stock warrants. . . . .                -                  112,498
  Redemption of Series A preferred stock . . . . . . . . .       (1,250,000)                       -
                                                              -------------           --------------

       Net cash provided by financing activities . . . . .        1,906,021               12,179,833
                                                              -------------           --------------

       Net increase in cash and cash equivalents . . . . .          856,045                4,730,875


Cash and cash equivalents at beginning of year . . . . . .          205,844                1,061,889
                                                              -------------           --------------

Cash and cash equivalents at end of year . . . . . . . . .     $ 1,061,889           $     5,792,764
                                                              -------------           --------------
                                                              -------------           --------------

Continued


           The accompanying notes are an integral part of these consolidated financial statements.

                     BOYDS WHEELS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                For The Years Ended December 31, 1995 And 1996

                               ----------------


                                                                   1995            1996
                                                                ------------    -----------
Cash paid during the year for:

  Income taxes                                                       $2,400      $679,800
                                                                ------------    -----------
                                                                ------------    -----------
  Interest                                                         $373,707      $251,489
                                                                ------------    -----------
                                                                ------------    -----------

Supplemental schedule of noncash investing and financing activities:

  Equipment leases capitalized                                      $77,578      $171,322
  Equipment financed with a contract payable                        372,900       380,348
  Equipment financed with debt                                            -       170,000
  Equipment financed with equipment line of credit                  289,554     2,338,838
  Interest capitalized to construction in progress                   15,000        14,533
  Accretion of Series A redeemable preferred stock                1,068,629            -
  Conversion of notes payable into common stock                           -       25,000
  Costs of 1995 equity issuances not yet paid                       128,939            -
  Costs of equity issuances deferred in 1994                        205,780            -
  Common stock warrants converted to common stock                   200,000            -
  Prior year deposits transferred to fixed assets                    70,690            -
  Covenant not to compete liability included in accounts
     payable                                                        150,000            -
  Cancellation of note payable to former employee                    29,375            -
  Automobile financed with long-term debt                            21,894            -
  Prepaid insurance not yet incurred or paid                         11,000            -
  Fair market value of vehicles retained by shareholders            276,000            -
  Legal settlement paid by shareholder on behalf of the
     Company                                                        320,000            -
  Royalty income payments retained by shareholder                   230,000            -
  Accounts payable paid by shareholder on behalf of the
     Company                                                         40,709            -
  Long-term debt settled with services                               25,000            -
  Common stock issued in settlement of an employment
     agreement                                                            -       50,000
  Unearned compensation related to stock options granted                  -       12,500
  Revolving credit agreement converted to long-term debt                  -    2,489,808
  Note received in settlement of trade receivable                         -      118,265
  Inventory purchased with debt                                           -       50,000
  Noncash reductions of due from shareholder                              -       92,686
  Noncash tax benefit from exercise of nonqualified stock                 -      210,005
     options


           The accompanying notes are an integral part of these consolidated financial statements.

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  __________


1.   The Company:

     Boyds Wheels, Inc. (the "Company") was incorporated in California in May 1988. The Company designs, manufactures and markets high quality aluminum wheels for the specialty automotive aftermarket. In addition to its premium aluminum wheels, the Company designs, manufactures and markets motorcycle wheels, steering wheels for automobiles, automotive and motorcycle billet aluminum accessories and also sells car care products under its own label. The Company's products utilize machined aluminum materials and unique designs which the Company believes enhance individuality of vehicle styling. The Company sells its products domestically through a national distribution network of tire and performance retailers, warehouse distributors and mail order outlets, and internationally through foreign distribution channels.

     Hot Rods By Boyd, Inc. ("HRBB") was incorporated in Delaware in May 1978 to design and build unique automobiles. The Company sells its automobiles to a selective customer group. HRBB is a wholly-owned subsidiary of the Company as a result of the pooling of interests business combination
     (Note 4).

2.   Summary Of Significant Accounting Policies:

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents include cash and highly liquid investments with acquired maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates market. At times, bank balances may be in excess of the federally-insured limit.

     INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

Continued
                                     F-7

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________


2.   Summary Of Significant Accounting Policies:

     PROPERTY AND EQUIPMENT:

     Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets, ranging generally from 5 to 10 years. Capital leases are recorded at the lower of the fair market value of the leased assets or the present value of the future minimum lease payments. The leased assets are depreciated on a straight-line basis over their economic useful lives.

     Upon sale or disposition of assets, any gain or loss is included in the statement of income.

     Normal repairs and maintenance are expensed as incurred whereas significant improvements which materially increase values or extend useful lives are capitalized and depreciated over the estimated useful lives of the related assets.

     COVENANTS NOT TO COMPETE:

     The covenants not to compete are stated at cost and will be amortized using the straight-line method over the five-year lives of the agreements.

     INCOME TAXES:

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     STOCK-BASED COMPENSATION:

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the

Continued
                                     F-8

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________


2.   Summary Of Significant Accounting Policies, Continued:

     STOCK-BASED COMPENSATION, CONTINUED:

     expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period.
     Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

     REVENUE RECOGNITION:

     Sales and related costs of goods sold are recognized when goods are shipped to customers. Provisions are recorded for estimated sales returns.

     Amounts related to HRBB's automobile contracts in progress at December 31, 1996 are summarized and included in the accompanying consolidated balance sheet as follows:

     Accumulated job costs at December 31, 1996                 $245,862

     Estimated earnings thereon                                  231,683
                                                                --------

        Revenue on uncompleted contracts                         477,545

       Less, Applicable billings                                (543,215)
                                                                --------

                                                                ($65,670)
                                                                --------
                                                                --------
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                 $56,616
     Billings in excess of costs and estimated earnings
        on uncompleted contracts                                (122,286)
                                                                --------

                                                                ($65,670)
                                                                --------
                                                                --------

     HRBB primarily has cost-plus contracts. Revenues are recognized based on the ratio of costs incurred to date to total estimated costs on each contract (percentage-of-completion method). Accordingly, as costs are incurred, the related revenues are recognized. HRBB ceases to recognize gross profit on contracts at such time as profit is not assured and provides for anticipated losses in the periods in which they are first determinable.

Continued
                                     F-9

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________

2.   Summary Of Significant Accounting Policies, Continued:

     REVENUE RECOGNITION, CONTINUED:

     The amount by which billings exceed earned revenues is a liability and is shown as "Billings in excess of costs and estimated earnings on uncompleted contracts." The amount by which billings lag behind earned revenues is an asset and is shown as "Costs and estimated earnings in excess of billings on uncompleted contracts."

     ESTIMATES:

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   Public Offerings:

     INITIAL PUBLIC OFFERING:

     In September 1995, the Company completed an initial public offering (the "Offering") of 850,000 shares of its common stock at $6.25 per share (the "Offering Price") for proceeds, net of offering expenses of $1,417,875, of $3,894,625. Of such amount, $1,250,000 was used to redeem all of the outstanding shares of the Company's Series A Redeemable Preferred Stock (Note 11), and approximately $1,262,000 was used to repay outstanding indebtedness. In addition, the following events occurred concurrent with the closing of the Offering: (a) 681,427 warrants were converted into 283,927 shares of the Company's common stock; (b) $200,000 of warrants were converted to 32,000 shares of the Company's common stock (Note 7); and
     (c) stock options were exercised for 2,000 shares of the Company's common stock.

     In December 1995, the underwriters of the Offering exercised their option to purchase warrants to acquire 125,000 shares of common stock for cash proceeds of $125 (Note 10).

     SECONDARY OFFERING:

     In June 1996, the Company completed a secondary public offering (the "Secondary Offering") of 1,151,000 shares of its common stock at $11.25 per share (the "Secondary Offering Price") for proceeds, net of offering expenses of $1,388,566, of $11,560,184.

Continued
                                     F-10

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________


3.   Public Offerings, Continued:

     SECONDARY OFFERING, CONTINUED:

     In June 1996, the underwriters of the Secondary Offering exercised their option to purchase warrants to acquire 68,000 shares of common stock for cash proceeds of $68 (Note 10).


4.   Pooling Of Interests:

     On December 30, 1996, the Company exercised its option to purchase all of the outstanding shares of common stock of HRBB in exchange for 55,084 shares of its common stock. The shares of the Company's common stock had a then fair market value of $750,000, which was the original option purchase price. The business combination was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the results of HRBB for all periods presented. Consolidated and separate results of the Company and HRBB were as follows:

                                                Years Ended December 31,
                                              ----------------------------
                                                   1995            1996
                                                   ----            ----
     Net sales:

        Boyds Wheels, Inc.                    $17,796,110      $27,185,426
        Hot Rods By Boyds, Inc.                 1,566,268          748,864
        Adjustments                               (67,860)         (21,345)
                                              -----------      -----------

           Consolidated                       $19,294,518      $27,912,945
                                              -----------      -----------
                                              -----------      -----------

     Net income:

        Boyds Wheels, Inc.                       $947,628       $1,336,262
        Hot Rods By Boyds, Inc.                   327,651           32,722
        Adjustments                                58,992          (67,420)
                                              -----------      -----------

           Consolidated                        $1,334,271       $1,301,564
                                              -----------      -----------
                                              -----------      -----------


     The adjustments relate to intercompany transactions between the two companies in the periods presented.

Continued
                                     F-11

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________


5.   Inventories:

     Inventories consist of the following at December 31, 1996:

     Finished goods                                      $1,572,189
     Work in process                                      3,869,080
     Raw materials                                        1,814,270
     Construction-in-progress automobiles                   380,831
     Completed automobile                                    73,779
                                                         ----------

                                                         $7,710,149
                                                         ----------
                                                         ----------


     Completed and in-progress automobiles are available for sale.


6.   Property And Equipment:

     Property and equipment consists of the following at December 31, 1996:

     Machinery and equipment                                  $11,231,950
     Office equipment                                             429,429
     Leasehold improvements                                     1,117,872
     Vehicles                                                     287,029
     Construction-in-progress                                     840,256
                                                               ----------

                                                               13,906,536

       Less, accumulated depreciation and amortization         (2,859,507)
                                                               ----------

                                                              $11,047,029
                                                               ----------
                                                               ----------

     Machinery and equipment under capital leases at December 31, 1996 is $3,182,661 with accumulated amortization of $1,300,896. Construction-in-progress at December 31, 1996 includes $14,533 in capitalized interest.


7.   Revolving Purchase Agreement:

     In prior years, the Company had a revolving purchase agreement with a major vendor. With the proceeds from the Offering, all amounts outstanding under this agreement, approximately $580,000, were paid in full.


Continued
                                     F-12

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________


7.   Revolving Purchase Agreement, Continued:

     In May 1992 and as amended in March 1993, the Company issued to the vendor a warrant to purchase, at a price of $.01 per share, shares of the Company's common stock with an aggregate fair market value of $200,000 to be determined at the time of exercise. Concurrent with the Offering, the warrant was converted into 32,000 shares of the Company's common stock.


8.   Revolving Credit Agreements:

     REVOLVING LINES OF CREDIT:

     At December 31, 1996, the Company had $1,600,000 outstanding under a revolving line of credit agreement with a bank. The revolving line of credit agreement provides for maximum borrowings of up to $2,500,000, or 80% of eligible accounts receivable plus 40% of eligible inventory, as defined, bears interest at 1% over the Wall Street Journal's published prime rate (an effective rate of 9.25% at December 31, 1996), and expires on May 1, 1997, unless renewed.

     At December 31, 1996, HRBB had $33,000 outstanding under a revolving line of credit agreement with a bank. The revolving line of credit agreement provides for maximum borrowings of up to $467,000 and bears interest at 9.25%, and expires on May 1, 1997, unless renewed.

     EQUIPMENT LINE OF CREDIT:

     At December 31, 1996, the Company had no outstanding balance due under an equipment line of credit agreement with a bank.

     The equipment line of credit agreement provides for maximum borrowings of up to $1,000,000 and bears interest at 1.5% over the Wall Street Journal's published prime rate (an effective rate of 9.25% at December 31, 1996). The equipment line of credit expires on May 1, 1997, unless renewed.

     In December 1996, the Company refinanced the then outstanding balance under the equipment line of credit of $1,889,934 into a 84-month term loan, payable in equal monthly installments bearing interest at 8.6% per annum.

     The above credit agreements are collateralized by substantially all the assets of the Company and HRBB, and require the Company to maintain certain financial ratios.


Continued
                                     F-13

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________


9.   Long-Term Debt:

     Long-term debt consists of the following at December 31, 1996:

     Term note payable to a bank, collateralized by equipment,
       payable in equal monthly installments through
       December 2003, bearing interest at 8.6% per annum        $1,889,934


     Note payable to the City of Stanton, unsecured, balance
       due April 25, 2000, interest at 9.5% per annum               35,685

     Notes payable to a finance company with various maturity
       dates ranging from April 1997 to May 2000,
       collateralized by automobiles and fixed assets,
       principal and interest due in monthly installments
       ranging from $320 to $483 at interest rates ranging
       from 4.8% to 8.9% per annum                                  38,735

     Capital lease obligations for equipment, due in monthly
       installments  ranging from $200 to $29,854 through
       July 2001 at interest rates ranging from 6.45% to
       15.0% per annum                                             993,481
                                                                ----------

                                                                 2,957,835

       Less, Current maturities                                   (560,140)
                                                                ----------

                                                                $2,397,695
                                                                ----------
                                                                ----------



     The future principal payments on long-term debt are scheduled as follows:

     Years Ending December 31,
     -------------------------
          1997                                          $560,140
          1998                                           796,295
          1999                                           299,060
          2000                                           340,222
          2001                                           302,548
          Thereafter                                     659,570
                                                      ----------
                                                      $2,957,835
                                                      ----------
                                                      ----------

Continued

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________



10.  Common Stock And Common Stock Warrants:

     In November 1994, the Company issued 432,141 shares of its common stock for cash of $1,286,809 in a private stock offering. The Company also converted $622,500 ($572,648, net of original debt issue costs) of its convertible notes payable into 177,857 shares of the Company's common stock.

     Each of the 609,998 shares of common stock issued above included one warrant to purchase one share of the Company's common stock at the lesser of $3.50 or 58-1/3% of the share price in the event of an initial public offering. Concurrent with the Offering, 595,713 of the above-mentioned warrants were converted into 248,213 shares of the Company's common stock. In May and June 1996, the remaining 14,285 warrants were exercised for cash of $49,998.

     In May 1993, the Company issued its then President an option to purchase up to 71,429 share of the Company's common stock at an exercise price of $1.00 per share. The option expires in December 1999. Concurrent with the Offering, options to acquire 2,000 shares of common stock were exercised for cash proceeds of $2,000. In May 1996, options to acquire 35,000 shares of common stock were exercised for cash proceeds of $35,000.

     In 1993, the Company issued warrants to an unrelated party to purchase up to 9,328 shares of the Company's common stock at an exercise price of $4.25 per share. The warrants expire in September 1999. In December 1996, 7,462 of these warrants were converted into 5,180 shares of common stock in a cashless exercise.

     In September 1995, concurrent with the Offering, the Company granted warrants to the underwriters of the Offering to purchase up to 125,000 shares of the Company's common stock for $.001 per warrant. These warrants are exercisable at 120% of the Offering Price, or $7.50 per share, for a period of four years beginning one year from the Offering. In December 1995, the underwriters purchased these warrants for cash proceeds of $125. None of these warrants have been exercised as of December 31, 1996.

     In June 1996, concurrent with the Secondary Offering, the Company granted warrants to the underwriters of the Secondary Offering to purchase up to 68,000 shares of the Company's common stock for $.001 per warrant. These warrants are exercisable at 120% of the Secondary Offering Price, or $13.50 per share, for a period of four years beginning one year from the Secondary Offering. In June 1996, the underwriters purchased these warrants for cash proceeds of $68. None of these warrants have been exercised as of December 31, 1996.

Continued
                                        F-15

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________


11.  Redeemable Preferred Stock:

     In October 1994, the Company authorized 1,000,000 shares of Series
     A Redeemable Preferred Stock (the "Redeemable Preferred Stock") from its initial authorization of 5,000,000 shares of preferred stock. The Company then issued 706,668 shares of Redeemable Preferred
     Stock to a related party in exchange for 706,668 shares of common stock. The difference between the consideration paid and the redemption price was accreted by a charge to the accumulated deficit. With the proceeds from the Offering, the Company redeemed all of the Redeemable Preferred Stock for cash of $1,250,000.

     The Company also issued a warrant to purchase up to 10,000 shares of the Company's common stock at the Offering Price to the holder of the Redeemable Preferred Stock. This warrant was exercised in November 1996 for cash of $62,500.

12.  Stock Option Plan:

     Under the Company's 1995 Stock Option Plan (the "Plan"), the
     Company may grant nonqualified and incentive stock options to officers, directors, employees, and consultants up to a maximum of 450,000 shares of the Company's common stock. The exercise price of incentive stock options must equal at least the fair market value of the common stock on the date of grant. Vesting is determined by the Chief Executive Officer and options generally vest within one year of grant date. The term of any option may not exceed ten years from the date of grant. A summary of the shares under option is as follows:


                                                          Exercise Price
                                           Nonqualified       Per Share
                                           ------------   --------------
   Option activity during 1995:
      Granted                                247,500      $6.25 to $7.25
      Exercised                                   --
      Canceled                                    --
                                             -------

   Balance at December 31, 1995              247,500      $6.25 to $7.25

      Granted                                249,000      $6.25 to $11.88
      Exercised                              (30,000)          $6.25
      Canceled                               (55,000)     $6.25 to $9.50
                                             -------

   Balance at December 31, 1996              411,500      $6.25 to $11.88
                                             -------
                                             -------

   Exercisable at December 31, 1996          374,000      $6.25 to $10.75
                                             -------      ---------------
                                             -------      ---------------

Continued
                                     F-16

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________

12.  Stock Option Plan, Continued:

     In addition to the above, the Company issued 1,000 options outside the Plan of which 333 options have vested and are exercisable at a price of $7.00 per share and 667 options have been canceled as of December 31, 1996.

     The difference between the exercise price and the fair market value of the options at the date of grant of $12,500 at December 31, 1996 is accounted for as unearned compensation and will be amortized to expense over the related service period. During the year ended December 31, 1996, amortized compensation expense was $9,377.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no related compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                       For The Years Ended
                                                            December 31,
                                                      ---------------------
                                                         1995       1996
                                                      --------   ----------
    Net income applicable to common shareholders:
            As reported                               $265,642   $1,301,564
            Pro forma                                 ($48,595)    $544,085


    Income per share applicable to common shareholders:
            As reported                                  $0.14        $0.40
            Pro forma                                   ($0.02)       $0.17


     The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used are as follows: the risk-free interest rate was the U.S. Zero Coupon Bond rate for the corresponding grant date and ranged from 5.62% to 6.0% in 1995 and from 5.9% to 6.55% in 1996; the exercise price is equal to the fair market value of the underlying common stock at the grant date, the expected life of the option is 3 to 5 years; the common stock will pay no dividends; and the volatility is 66.14%.

Continued
                                     F-17

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________

13.  Income Taxes:

     The provision for federal and state income taxes consists of the following:

                                             For The Years Ended
                                                 December 31,
                                           ---------------------
                                             1995         1996
                                           --------     --------
     Current:

        Federal                            $125,114     $398,358
        State                                36,740        1,738
                                           --------     --------

                                            161,854      400,096

     Deferred:

        Federal                             529,728      343,391
        State                                 2,279     (182,794)
                                           --------     --------

                                            532,007      160,597
                                           --------     --------

            Total                          $693,861     $560,693
                                           --------     --------
                                           --------     --------

     The tax effects of the temporary differences that give rise to the deferred tax provision (benefit) consist of:

                                                   For The Years Ended
                                                       December 31,
                                                ------------------------
                                                   1995            1996
                                                --------        --------
     Accrued liabilities                        ($21,516)       ($32,218)
     Bad debts and sales allowances reserves      30,424        (106,353)
     Net operating loss carryforwards            498,571          35,188
     Property and equipment                       99,946         405,533
     State income taxes                          (15,221)         70,737
     Income tax credit carryforwards            (164,938)       (291,836)
     Deferred income                              35,846          69,701
     Legal fees and settlements                   87,461          10,825
     Other                                       (18,566)           (980)
                                                --------        --------

                                                $532,007        $160,597
                                                --------        --------
                                                --------        --------

Continued
                                     F-18

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________

13.  Income Taxes, Continued:

     The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                        For The Years Ended
                                                            December 31,
                                                     ------------------------
                                                        1995            1996
                                                     --------        --------

     Statutory regular federal income tax rate          34.0%           34.0%
     State income taxes, net of federal benefit          2.0              6.5
     State manufacturers' investment tax credit,
       net of federal benefit                           (0.7)           (12.7)
     Other                                              (0.1)             1.3
                                                     --------        --------

                                                        35.2%            29.1%
                                                     --------        --------
                                                     --------        --------

     The components of the deferred tax asset and (liability) as of December 31, 1996 are as follows:


     Accrued liabilities                                              $124,986
     Bad debts and sales allowances reserves                           107,925
     Net operating loss carryforwards                                   66,791
     Property and equipment                                           (802,802)
     State income taxes                                                (85,663)
     Income tax credit carryforwards                                   456,774
     Deferred income                                                    82,394
     Legal fees and settlements                                             --
     Other                                                                 979
                                                                      --------

     Net deferred tax liabilty                                        ($48,616)
                                                                      --------
                                                                      --------

     The Company did not record a valuation allowance against the deferred income tax assets at December 31, 1995 or 1996.

     At December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $175,000 and $77,000, respectively. The net operating loss carryforwards begin expiring in 2011 and 2002, respectively.

     At December 31, 1996, the Company had minimum tax credit carryforwards for federal and state purposes of approximately $96,000 and $34,000, respectively. These credits will carry forward until utilized by the Company.


Continued
                                     F-19

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________

13.  Income Taxes, Continued:

     At December 31, 1996, the Company had state investment tax credit carryforwards of approximately $326,000 which will begin expiring in 2005.

     The utilization of net operating loss and credit carryforwards for HRBB will be limited under the provisions of Internal Revenue Code Section 1502 and similar state provisions related to the separate return limitation year provisions. The Company and HRBB will begin filing consolidated income tax returns for the year ending December 31, 1997.


14.  Commitments And Contingencies:

     ROYALTY/LICENSING AGREEMENTS:

     HRBB has entered into several royalty/licensing agreements which expire on various dates through November 2000. Income received under the terms of the agreements varies from 1%-5% of the net sales of various products to a one time payment of $3,000. Royalties are paid quarterly, yearly or on agreed-upon dates. One of the above-mentioned agreements is with Velocity Distribution, a related party. Royalty income under these agreements was $75,037 in 1996, of which $3,082 was related to the Velocity Distribution agreement.

     In addition, HRBB has entered into an agreement with Boyds Custom, Inc., an unrelated party. This agreement gives Boyds Custom, Inc. the right to use the name Hot Rods By Boyd, Inc. as well as use the likeness of Boyd Coddington in connection with the sales and distribution of certain products. Under the terms of the agreement, Boyds Customs, Inc. is required to pay royalties of $230,000 for the two-year period beginning in August 1995. Royalty income under this agreement was $114,000 in 1996 and $48,000 in 1995, and $68,000 in deferred revenue is included in other current liabilities on the accompanying consolidated balance sheet.

     PURCHASE COMMITMENT:

     The Company entered into an agreement with a vendor to purchase 600,000 pounds of pure ingot metal per month through December 1997 at an agreed-upon price.

Continued
                                     F-20

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  ___________


14.  Commitments And Contingencies, Continued:

     LEASES:

     The Company has many noncancellable capital leases with lease terms ranging from two to five years. The majority of the equipment leases have bargain purchase options at the end of the lease term.

     The Company leases its facilities under noncancellable operating leases. Under these lease agreements, the Company is required to pay for insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments. The facilities leases are personally guaranteed by the majority shareholder.

     Future minimum lease payments under capital leases and noncancellable operating leases with remaining lease terms in excess of one year are as follows:

                                                  Capital        Operating
                                                   Leases          Leases
                                                 --------        ---------
     Years Ending December 31,
     -------------------------
          1997                                  $  441,767       $  903,563
          1998                                     737,683          723,856
          1999                                      56,333          681,421
          2000                                      38,769          577,088
          2001                                      13,143          301,049
          Thereafter                                    --          193,481
                                                ----------       ----------

                                                 1,287,695       $3,380,458
                                                                 ----------
                                                                 ----------
          Less, Amount representing interest      (294,214)
                                                ----------

                                                $  993,481
                                                ----------
                                                ----------

     Rent expense for the years ended December 31, 1995 and 1996 was $522,616 and $617,734, respectively.


Continued
                                     F-21

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________

14.  Commitments And Contingencies, Continued:

     EMPLOYMENT AGREEMENT:

     The Company has entered into an employment agreement with its Chairman and Chief Executive Officer which provides for a minimum annual salary of $160,000 and benefits and expires on December 31, 1999. In the event of disability, as defined, the executive is entitled to twelve months' base salary in addition to earned base salary and benefits through the date of disability.

     In the event of termination of the executive without cause, the Company is liable for the remaining unpaid annual salary under the full terms of the agreement plus a severance payment equal to 10% of the annual salary each year.

     LITIGATION:

     The Company is involved in various legal matters resulting from the normal course of business. Such legal matters, when ultimately determined, will not, in the opinion of the management, have a material effect on the financial position or the results of operations of the Company.

15.  Net Income Per Common Share:

     Net income per share is based on the reported net income, with such reported net income reduced for the accretion of the Redeemable Preferred Stock. The resulting amount is presented below as income applicable to common shareholders.

     Such income applicable to common shareholders in each period is divided by the weighted average number of outstanding common shares and common equivalent shares in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. The SAB requires that common stock issued by the Company in the twelve months immediately preceding an initial public offering plus the number of common equivalent shares which became issuable during the same period pursuant to the issuance of common stock options and warrants (using the modified treasury stock method) at prices substantially less than the Offering Price be included in the calculation of common stock and common stock equivalents as if they were outstanding for all periods presented.

Continued
                                     F-22

                      BOYDS WHEELS, INC. AND SUBSIDIARY

                                  __________

15.  Net Income Per Common Share, Continued:

                                                             Years Ended December 31,
                                                       ------------------------------------
                                                             1995                1996
                                                       ----------------     ---------------
                                                       (in thousands, except per share data)
     Net income and net income per share, before
        accretion of Redeemable Preferred Stock        $ 1,334    $0.68     $1,302    $0.40
     Adjustment for accretion of Redeemable
        Preferred Stock                                 (1,068)   (0.54)       --        --
                                                       -------    -----     ------    -----
     Net income applicable to common shareholders
        and net income per share                       $   266    $0.14     $1,302    $0.40
                                                       -------    -----     ------    -----
                                                       -------    -----     ------    -----
     Weighted average number of:

        Common shares                                    1,886               3,073
        Common equivalent shares                            74                 198
                                                         -----               -----
     Weighted average common shares and common
        equivalent shares                                1,960               3,271
                                                         -----               -----
                                                         -----               -----

16.  Concentration Of Credit Risk:

     The Company has cash and cash equivalent deposits of $5,114,369 at an investment firm at December 31, 1996 which are exposed to credit loss in the event of nonperformance; however, the Company does not anticipate nonperformance.

     The Company's customers are concentrated in the automotive industry primarily in the western United States. Five of the Company's customers comprised 64.5% and 73.5% of gross sales during 1995 and 1996, respectively. These customers also comprised 53.9% of gross accounts receivable at December 31, 1996. In 1995 and 1996, the Company derived approximately 36% and 22.3%, respectively, of total sales from international sales, substantially all of which was in Japan. The Company reviews a customer's credit history before extending unsecured credit. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. To reduce credit risk, the Company generally requires a down payment on large orders. The accounting loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded account receivable.


17.  Subsequent Event (Unaudited):

     In January 1997, the Company opened escrow on the purchase of land and building in the amount of $1,650,000.

   The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boyds Wheels, Inc.

By:           /S/ Boyd L. Coddington
   ----------------------------------------------------------------------------
Boyd L. Coddington, Chief Executive Officer (Principal Executive Officer)

Date: March ___, 1997


By:           /S/ Rex A. Ours
   ----------------------------------------------------------------------------
Rex A. Ours, Chief Financial Officer and Secretary (Principal Financial Officer)

Date: March ___, 1997


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:           /S/ Curt Barwick
   ----------------------------------------------------------------------------
Curt Barwick   Board Member

Date: March ___, 1997


By:           /S/ Melanie McCaffery
   ----------------------------------------------------------------------------
Melanie McCaffery   Board Member

Date: March ___, 1997


By:           /S/ Marcus Sorenson
   ----------------------------------------------------------------------------
Marcus Sorenson     Board Member

Date: March ___, 1997


By:           /S/ Boyd L. Coddington
   ----------------------------------------------------------------------------
Boyd L. Coddington       Board Member

Date: March ___, 1997