Form 10QSB
period 1997-03-31
BOYDS WHEELS INC
filed 1997-05-15
CIK 913007

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

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

                                    Yes  X  No
                                        ---    ---

          State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title                                 Outstanding as of May 13th

          Common Stock No Par Value                     3,848,618


    Transitional Small Business Disclosure Format (check one);
    Yes     No  X
        ---    ---

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             BOYDS WHEELS, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1997           1996
                                                        ----        ----
                                                    (Unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents                          $2,690,779     $5,792,764
  Restricted cash                                       443,000              -
  Accounts receivable, net                            2,016,542      2,316,979
  Other receivables                                     185,328        178,339
  Income tax receivable                                 570,623        355,623
  Inventories                                         9,947,667      7,710,149
  Cost and estimated earnings in excess of billings      92,423         56,616
  Prepaids and other current assets                     539,242        605,186
  Deferred income taxes                                 296,956        296,956
                                                    -----------    -----------
       Total current assets                          16,782,560     17,312,612

Property and equipment, net                          14,118,388     11,047,029
Covenants not to compete, net                           137,987        145,487
Other assets                                            110,461         97,655
                                                    -----------    -----------
       Total assets                                 $31,149,396    $28,602,783
                                                    -----------    -----------
                                                    -----------    -----------

LIABILITITES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $3,919,058     $3,307,176
  Accrued liabilities                                   760,572        663,467
  Revolving credit agreements                                 -      1,634,154
  Current maturities of long-term debt                  669,721        560,140
  Billings in excess of cost and estimated earnings     230,886        122,286
  Other current liabilities                              50,663        139,163
                                                    -----------    -----------
       Total  current liabilities                     5,630,900      6,426,386

Long-term debt                                        6,708,514      2,397,695
Other long-term liabilities                              12,340         53,738
Deferred income taxes                                   345,572        345,572
                                                    -----------    -----------
       Total liabilities                             12,697,326      9,223,391
                                                    -----------    -----------

Shareholders' Equity:
  Preferred stock, no par value 5,000,000 shares
   authorized, no shares outstanding
  Common stock, no par value; authorized
   25,000,000 shares, issued and outstanding
   3,816,850 shares at March 31, 1997 and
   3,780,106 at December 31, 1996                    17,856,101     17,585,262
  Contributed capital                                 1,036,516      1,036,516
  Unearned compensation                                       -         (3,123)
  Retained (deficit) earnings                          (440,547)       760,737
                                                    -----------    -----------
       Total shareholders' equity                    18,452,070     19,379,392
                                                    -----------    -----------

Total liabilities and shareholders' equity          $31,149,396    $28,602,783
                                                    -----------    -----------
                                                    -----------    -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                        BOYDS WHEELS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                            Three
                                                          Months Ended
                                                            March 31,
                                                    -------------------------
                                                        1997          1996
                                                    -----------    ----------
                                                                   (Restated)

Net sales                                           $3,576,093      $5,519,150
Cost of goods sold                                   3,869,892       4,067,776
                                                    -----------    -----------
    Gross (loss) profit                               (293,799)      1,451,374

Selling, general and administrative expenses         1,011,580         744,928
                                                    -----------    -----------
    (Loss) income from operations                   (1,305,379)        706,446

Interest and other expenses, net                       110,906          10,799
                                                    -----------    -----------
 (Loss) income before provision for income taxes    (1,416,285)        695,647

(Benefit) provision for income taxes                  (215,000)        236,032
                                                    -----------    -----------
      Net (loss) income                            ($1,201,285)       $459,615
                                                    -----------    -----------
                                                    -----------    -----------

Net (loss) income per share                             ($0.32)          $0.17
                                                    -----------    -----------
                                                    -----------    -----------

Weighted average common shares and common
     equivalent shares outstanding                   3,817,000       2,655,000
                                                    -----------    -----------
                                                    -----------    -----------


     The accompanying notes are an integral part of these consolidated financial statements.

                         BOYDS WHEELS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                              Three
                                                          Months Ended
                                                             March 31
                                                    --------------------------
                                                        1997           1996
                                                    -------------   ----------
Cash flows from operating activities:                               (Restated)

Net (loss) income                                   $  (1,201,285)  $  459,615

Adjustments to reconcile net income to cash
 used by operating activities:
   Depreciation and amortization                          412,568      189,016
   Loss on on disposal of property and equipment                -        8,160
   Bad debt expense                                        70,150       20,000
   Reserve for inventory obsolescence                           -       20,000
   Compensation related to stock option vesting             3,123            -
   Decrease (increase) in accounts receivable             230,287     (100,302)
   Increase in income tax receivable                     (215,000)           -
   Increase in other receivable                            (6,989)           -
   Increase in inventories                              (2,237,51)  (1,038,886)
   Increase in costs and estimated earnings in excess
    of billings on uncompleted contracts                  (35,807)    (164,045)
   Decrease in prepaid and other current assets            65,944        3,300
   Increase in other assets                               (12,806)           -
   Increase in accounts payable                           611,882      222,662
   Increase (decrease) in accrued liabilities              97,105     (504,199)
   Increase in income taxes payable                             -       72,832
   Increase in billings in excess of costs and
    estimated earnings on uncompleted contracts           108,600       24,397
   Decrease in other current liabilities                  (88,500)     (20,098)
   (Decrease) increase in other long term liabilities     (41,397)      18,222
                                                    -------------   ----------
      Net cash used by operating activities            (2,239,643)    (789,326)
                                                    -------------   ----------

Cash flows from investing activities:
 Purchase of property and equipment                    (3,476,428)    (442,049)
 Proceeds from the sale of property and equipment               -        2,400
 Cash acquired in acquisition                                   -       37,693
 Payments on covenants not to compete                           -      (24,585)
 Decrease in due from affiliates                                -      (62,206)
 Increase in restricted cash                             (443,000)           -
                                                    -------------   ----------
   Net cash used by investing activities               (3,919,428)    (488,747)

Cash flows from financing activities:
 Borrowings on revolving lines of credit                  956,104       550,000
 Payments on revolving lines of credit                 (2,590,258)            -
 Proceeds from issuance of long-term debt               7,141,950       332,407
 Principal repayments of long-term debt                (2,721,550)      (88,032)
 Proceeds from exercise of common stock warrants          270,840             -
                                                    -------------   -----------
Net cash provided by financing activities               3,057,086       794,375
                                                    -------------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                          BOYDS WHEELS, INC, AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        Three Months Ended
                                                              March 31
                                                   ---------------------------
                                                       1997            1996
                                                   -----------      ----------
                                                                    (Restated)

Net decrease in cash and cash equivalents           (3,101,985)       (483,698)

Cash and cash equivalents at beginning of year       5,792,764       1,061,889
                                                   -----------      ----------

Cash and cash equivalents at end of year          $  2,690,779      $  578,191
                                                   -----------      ----------
                                                   -----------      ----------

Cash paid during the year for:
Income taxes                                      $          -      $  163,200
                                                   -----------      ----------
                                                   -----------      ----------
Interest                                          $    262,798      $  142,956
                                                   -----------      ----------
                                                   -----------      ----------

Supplemental schedule of noncash investing
  and financing activities:
Equipment leases capitalized                      $    162,297      $   40,084
Common stock issued in settlement of an
  employment agreement                                       -          50,000
Noncash reductions of due from shareholder                   -          14,542
Reversal of unearned compensation related to stock
  options granted                                       12,500               -

                          BOYDS WHEELS, INC, AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    Basis of Presentation:

    The accompanying consolidated financial statements include the accounts of Boyds Wheels, Inc. (the "Company") and its wholly owned subsidiary, Hot Rods by Boyd, Inc. ("HRBB"). The acquisition of HRBB in December 1996 was accounted for as a pooling of interests business combination (see Note 4).

    The interim financial data as of and for the three months ended March 31, 1997 and March 31, 1996 are unaudited and have been prepared in accordance with the generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements.

2.  Inventories:

    Inventories consist of the following:

                                              (Unaudited)
                                            March 31, 1997   December 31, 1996
                                            --------------   -----------------

    Finished goods                            $2,472,455        $1,572,189
    Work in process                            5,212,128         3,869,080
    Raw Materials                              1,507,505         1,814,270
    Construction-in-progress automobiles         680,579           380,831
    Completed automobile                          75,000            73,779
                                              ----------        ----------
                                              $9,947,667        $7,710,149

3.  Long Term Debt

    In March 1997, the Company negotiated new bank credit facilities with a bank to replace an existing revolving line of credit agreement, a term note payable and a capital lease obligation. The new credit facilities allow for borrowings up to $9,000,000 for Boyds Wheels, Inc. and $500,000 for Hot Rods by Boyd, Inc. The notes mature in April 1999, and require interest only payments until maturity. Total borrowings at March 31, 1997 under the combined notes are $5,335,933. At March 31, 1997 the Company was not in compliance with certain loan covenants, for which a waiver has been obtained.

    In January 1997 the Company entered into two loan agreements with a bank, to finance the purchase of land and building for a total of $1,643,000 ($1,200,000 and $443,000). The note for $1,200,000 matures January 1,
    2002, has an interest rate of 9.125% and is collateralized by land and building. Interest and principal payments are $123,117 annually with payment of the remaining principal and interest of $1,130,986 on January 1, 2002.

    The note for $443,000 matures January 9, 1998 and has an interest rate of 6.980%. As a part of the loan agreement the Company is required to maintain a cash balance of $443,000 in a money market account to collateralize this loan (restricted cash). Interest and principal payments are due upon maturity.

4.  Pooling of Interests:

    In 1996 the Company completed an acquisition of HRBB which was accounted for as a pooling of interests, and accordingly the Company's interim financial statements for the three months ended March 31, 1996 have been restated to include HRBB for such period. Consolidated and separate results of the Company and HRBB were as follows:

    Net Sales:

    Boyds Wheels, Inc., as previously reported         $5,334,074
    Hot Rods by Boyds, Inc.                               200,385
    Adjustments                                           (15,309)
                                                       ----------
    Consolidated                                       $5,519,150
                                                       ----------
                                                       ----------
    Net income:

    Boyds Wheels, Inc, as previously reported            $360,008
    Hot Rods by Boyds, Inc.                                99,607
                                                       ----------
    Consolidated                                         $459,615
                                                       ----------
                                                       ----------

    The adjustments relate to intercompany transactions between the two companies.

5.  Statements of Financial Accounting Standards not yet adopted

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share (EPS) data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

    The Company designs, manufactures and markets high quality aluminum wheels for the specialty automotive and motorcycle aftermarkets. The Company also designs, manufactures and markets a premium line of car care products and a line of sportswear under its own label. The Company sells its products domestically through a national distribution network of tire and performance retailers, warehouse distributors and mail order outlets and internationally through foreign distribution channels. The Company's wholly owned subsidiary, Hot Rods By Boyd, Inc. designs and manufactures custom vehicles sold directly to private clientele.

     Since the Company utilizes its own facility and equipment for the manufacture of its products, gross margins are especially dependent upon sales volumes as a result of substantial fixed manufacturing overhead. Overhead costs were significantly increased by the Company's recent expansion, in which it increased square footage by approximately 50%. At low sales volumes it is unlikely, that positive gross margins from proprietary products can be achieved. However, at higher sales volumes, the allocation of fixed costs over more sales could result in increased gross margins. Accordingly, the Company anticipates variances in gross margins from quarter-to-quarter as a result of fluctuations in production, which coincide with seasonality of the Company's business.

    Sales of and demand for the Company's wheel products during the first quarter of 1997 did not meet management's expectations due to a variety of factors including, competitive pressure, changes in consumer demand and slower than expected sales in its newer markets. The Company has responded by: 1) focusing its sales efforts on expanding its domestic and, to a lesser degree, its international distribution channels; 2) introducing new product lines to respond to new trends; and 3) streamlining and restructuring its sales and customer service departments to more effectively target new business and service its existing customer base.

    Sales are expected to be subject to degrees of month-to-month and quarter-to-quarter variability due to the limited market penetration in the Company's new markets to date. The markets for the aluminum aftermarket wheels are subject to rapidly changing consumer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by marketing and advertising expenditures, product positioning through its distributors and retailers, design trends and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in consumer demand because of the time required to change or introduce new products, production limitations or limited financial resources.

Comparison of Three Months Ended March 31, 1997 and Three Months Ended March 31, 1996

NET SALES

    Net sales for the three months ended March 31, 1997, were $3,576,093 compared to $5,519,150 for the same period in 1996, a decrease of $1,943,057 or 35%. The decrease in sales for the period was the result of a reduced backlog from year end 1996, resulting from greater production capacity and strong fourth quarter 1996 sales. Sales in the first of quarter 1997 were driven by actual bookings during the quarter, which is traditionally the weakest quarter in the industry. The seasonality impact was not felt in the first quarter of 1996 as a result of the backlog accumulated by general capacity constraints.

GROSS (LOSS) PROFIT

    Gross (loss) profit for the three months ended March 31, 1997 was ($293,799) compared to $1,451,374 for the same period in 1996, a decrease of $1,745,173 or 120%. The decrease in gross profit was primarily attributable to a 35% decrease in sales combined with an increase in fixed costs and under utilization of the facility. The fixed costs in the first quarter of 1997, compared to the same period in 1996 included higher wages of $406,067 and increased overhead costs of rent of $43,944 and depreciation of $205,572 as a result of the Company's expansion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended March 31, 1997 were $1,011,580 compared to $744,928 for the same period in 1996, an increase of $266,652 or 36%. This increase is primarily the result of increased advertising and promotional expenses in the amount of $118,872, together with expenses of $70,087 associated with the addition of sales, marketing, investor relations and accounting personnel.

INTEREST AND OTHER EXPENSES (NET)

    Interest and other expenses (net) for the three months ended March 31, 1997 were $110,906 compared to $10,799 for the same period in 1996, an increase of $100,107 or 927%. Interest expense increased as a result of a one-time charge on the payoff of a capital lease in the amount of $124,909 along with increased borrowings for working capital and long-term debt, which partially were offset by interest income from available funds and other income in the first quarter of 1997.

INCOME TAX (BENEFIT) PROVISION

    Income tax (benefit) for the three months ended March 31,1997 was ($215,000), compared to a provision of $236,032 for the same period in 1996, a decrease of $451,032 or 191%.

NET (LOSS) INCOME

    As a result of the above, net loss for the three months ended March 31, 1997 was ($1,201,285), compared to net income of $459,615 for the three months ended March 31, 1996, a decrease of $1,660,900, or 361%.

LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 1997 the Company's inventory increased to $9,947,667 from $7,710,149 at December 31, 1996, an increase of $2,237,518.
This increase was primarily due to the manufacture of new products and styles, including new one-piece cast wheels and motorcycle components. The increase in one-piece cast wheels and other new products and styles was made in anticipation of the Company's planned expansion of its sales efforts in the Eastern United States. In order to meet the needs of Harley-Davidson dealers, the Company increased its motorcycle inventory levels to supply the dealers directly, as they require shipment in less than one week. Slower than expected sales overall also contributed to the increase in inventory levels.

    Working capital was $11,151,660 at March 31, 1997 compared to $10,886,226 at December 31, 1996, or an increase of $265,434. The Company's cash position at March 31, 1997 was $2,690,779 compared to $5,792,764 at December 31, 1996, a decrease of $3,101,985. Cash was utilized with the Company's line of credit to increase inventory, add equipment and leasehold improvements and finance the Company's ongoing operations. The Company intends to utilize the current funds, along with cash generated from operations to repay debt and for other general corporate purposes. In addition, the Company has negotiated a new line of credit, which is available for working capital needs and equipment financing. At March 31, 1997, the $9,500,000 two year revolving line of credit had available funds of $4,164,067. The borrowing on the line of credit increased during the period as a result of equipment and leasehold improvements of $1,826,426, the payoff of previous line of credit borrowings of $2,590,258 and the payoff of a long-term capital lease of $888,011. Total borrowings also increased by $1,643,000 as these funds were used for the purchase of 2.5 acres of land with 26,000 square feet of buildings to accommodate the Company's distribution center. To the extent that such amounts are insufficient to finance the Company's working capital requirements, it will be required to raise funds through additional equity or debt financing.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2 THROUGH ITEM 4.

    Have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 5.

    On January 21, 1997 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (registration no. 333-20099), registering 1,019,565 shares to be sold from time to time by certain Shareholders of the Company. The Company will receive no proceeds from the sale of such shares.

    The Company purchased 2.5 acres of land with two buildings totaling approximately 26,000 square feet on January 10, 1997. The purchase was financed in the amount of $1,643,000. See Note 3 to the financial statements .

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

1.  (a)  Exhibits.
           Number

           10.37 Promissory Note dated January 9,1997 by and between Boyds Wheels, Inc. and Eldorado Bank
           10.38 Promissory Note dated January 9, 1997 by and between Boyds Wheels, Inc. and Eldorado Bank
           10.39 Revolving Note and Security Agreement dated March 25, 1997 by and between Boyds Wheels, Inc. and City National Bank
           10.40 Revolving Note and Security Agreement dated March 25, 1997 by and between Hot Rods By Boyd and City National Bank

           27.1  Financial Data Schedule

2.  (b)  None.
           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boyds Wheels, Inc.

By: /s/ Boyd L. Coddington
    --------------------------------------------------------------------------
    Boyd L. Coddington    Chief Executive Officer (Principal Executive Officer)

    Date: May 15, 1997

By: /s/ Rex A. Ours
    --------------------------------------------------------------------------
    Rex A. Ours    Chief Financial Officer and Corporate Secretary
                   (Principal Financial Officer)

Date: May 15, 1997