Form 10QSB
period 1997-06-30
BOYDS WHEELS INC
filed 1997-08-14
CIK 913007

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 0-26738

                              BOYDS WHEELS, INC.
           (Exact name of registrant as specified in its charter)

                             California 93-1000272
             (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification No.)


                              8380 Cerritos Ave.
                              Stanton, CA  90680
                                 714-952-4038
        (Address and telephone number of principal executive offices)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X _No___


     As of August 11, 1997, there were outstanding 3,848,618 shares of registrant's common stock, no par value.



Transitional Small Business Disclosure Format (check one);
Yes__No X

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                        BOYDS WHEELS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30, 1997  December 31, 1996
                                                         (Unaudited)

ASSETS:
Current Assets:
 Cash and cash equivalents                                 $2,592,821     $5,792,764
 Restricted cash                                              443,000              -
 Accounts receivable, net                                   1,575,707      2,316,979
 Other receivables                                            405,029        178,339
 Income tax refund receivable                                 599,620        355,623
 Inventories                                                9,522,080      7,710,149
 Cost and estimated earnings in excess of billings            250,500         56,616
 Prepaids and other current assets                            557,807        605,186
 Deferred income taxes                                        296,956        296,956
                                                          -----------    ------------
   Total current assets                                    16,243,520     17,312,612

Property and equipment, net                                14,847,367     11,047,029
Covenants not to compete, net                                 130,487        145,487
Other assets                                                   77,944         97,655
                                                          -----------    ------------
  Total assets                                            $31,299,318    $28,602,783
                                                          -----------    ------------
                                                          -----------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                         $5,435,119     $3,307,176
  Accrued liabilities                                         762,248        663,467
  Revolving credit agreements                                       -      1,634,154
  Current maturities of long-term debt                      8,767,999        560,140
  Billings in excess of cost and estimated earnings           205,025        122,286
  Other current liabilities                                    10,163        139,163
                                                          -----------    ------------
    Total current liabilities                              15,180,554      6,426,386

Long-term debt                                              1,454,804      2,397,695
Other long-term liabilities                                    10,382         53,738
Deferred income taxes                                         345,572        345,572
                                                          -----------    ------------
    Total liabilities                                      16,991,312      9,223,391
                                                          -----------    ------------

Shareholders' equity:
  Preferred stock, no par value 5,000,000 shares
    Authorized, no shares outstanding
  Common stock, no par value; authorized 25,000,000
    Shares, issued and outstanding 3,848,618 shares at
    June 30, 1997 and 3,780,106 at December 31, 1996       17,856,101     17,585,262
  Contributed capital                                       1,036,516      1,036,516
  Unearned compensation                                             -         (3,123)
  Retained (deficit) earnings                              (4,584,611)       760,737
                                                          -----------    ------------
    Total shareholders' equity                             14,308,006     19,379,392
                                                          -----------    ------------
      Total  liabilities and shareholders' equity         $31,299,318    $28,602,783
                                                          -----------    ------------
                                                          -----------    ------------

         The accompanying notes are an integral part of these consolidated financial statements.

                       BOYDS WHEELS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three                         Six
                                                              Months Ended                 Months Ended
                                                                June 30,                      June 30,

                                                          1997         1996            1997           1996
                                                          -----      ----------        ----        ----------
                                                                     (Restated)                    (Restated)
Net sales                                             $4,279,777     $8,130,967     $7,855,870    $13,650,117
Cost of goods sold                                     7,047,257      5,977,662     10,917,149     10,045,438
                                                      -----------    -----------    ----------    -----------
  Gross (loss) profit                                 (2,767,480)     2,153,305     (3,061,279)     3,604,679

Selling, general and administrative expenses           1,337,799      1,175,439      2,349,379      1,920,367
                                                      -----------    -----------    ----------    -----------
  (Loss) income from operations                       (4,105,279)       977,866     (5,410,658)     1,684,312

Interest expense (income) and other expenses, net         67,784        (48,552)       178,690        (37,753)
                                                      -----------    -----------    ----------    -----------
(Loss) income before provision for income taxes       (4,173,063)     1,026,418     (5,589,348)     1,722,065

(Benefit) provision for income taxes                     (29,000)       388,387       (244,000)       624,419
                                                      -----------    -----------    ----------    -----------
  Net (loss) income                                  ($4,144,063)      $638,031    ($5,345,348)    $1,097,646
                                                      -----------    -----------    ----------    -----------
                                                      -----------    -----------    ----------    -----------
Net (loss) income per share                               ($1.08)          $.22         ($1.39)          $.38
                                                      -----------    -----------    ----------    -----------
                                                      -----------    -----------    ----------    -----------
Weighted average common shares and common
  equivalent shares outstanding                        3,849,000      2,916,000      3,833,000      2,888,000
                                                      -----------    -----------    ----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       BOYDS WHEELS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six
                                                                       Months Ended
                                                                          June 30,
                                                                   1997           1996
                                                               -----------    ------------
Cash flows from operating activities:
                                                                                (Restated)

Net (loss) income                                              ($5,345,348)    $1,097,646

Adjustments to reconcile net (loss) income to cash used by
operating activities:
   Depreciation and amortization                                 1,524,711        410,204
   Loss on  disposal of property and equipment                       2,179         50,728
   Bad debt expense                                                674,148         36,370
   Reserve for inventory obsolescence                              330,487         20,000
   Compensation related to stock option vesting                      3,123              -
   Decrease (increase) in accounts receivable                       67,123       (912,045)
   Increase in income tax refund receivable                       (243,997)             -
   Increase in other receivables                                  (226,690)             -
   Increase in inventories                                      (2,142,418)    (1,952,191)
   Increase (decrease) in costs and estimated earnings
     in excess of billings on uncompleted contracts               (193,884)         2,428
   Decrease (increase) in prepaid and other current assets          47,379         (1,906)
   Decrease in other assets                                         19,708              -
   Increase in accounts payable                                  2,123,945      1,016,966
   Increase (decrease) in accrued liabilities                       98,781       (891,110)
   Increase in income taxes payable                                      -        146,219
   Increase in billings in excess of costs and
     estimated earnings on uncompleted contracts                    82,739         55,092
   Decrease in other current liabilities                          (125,001)       (48,598)
   (Decrease) increase in other long term liabilities              (43,352)        11,310
                                                               -----------    ------------
     Net cash used by operating activities                      (3,346,367)      (958,887)
                                                               -----------    ------------
Cash flows from investing activities:
   Purchase of property and equipment                           (5,312,230)    (2,298,724)
   Proceeds from the sale of property and equipment                      -        492,400
   Decrease in due from affiliates                                       -        (41,606)
   Payments on covenants not to compete                                  -        (24,585)
   Increase in restricted cash                                    (443,000)             -
                                                               -----------    ------------
     Net cash used by investing activities                      (5,755,230)    (1,872,515)
                                                               -----------    ------------

Cash flows from financing activities:
   Borrowings on revolving lines of credit                         956,104      1,400,058
   Payments on revolving lines of credit                        (2,590,258)    (1,400,000)
   Proceeds from issuance of long-term debt                     10,433,569        463,932
   Principal repayments of long-term debt                       (3,168,601)      (910,276)
   Proceeds from sale of common stock                                    -     12,948,750
   Cost of equity issuance                                               -     (1,237,502)
   Proceeds from exercise of common stock warrants                 270,840              -
                                                               -----------    ------------
     Net cash provided by financing activities                   5,901,654     11,264,962
                                                               -----------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                       BOYDS WHEELS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six
                                                                  Months Ended
                                                                     June 30,
                                                              1997           1996
                                                          -----------    ------------
                                                                          (Restated)
Net (decrease) increase in cash and cash equivalents      ($3,199,943)    $8,433,560

Cash and cash equivalents at beginning of year              5,792,764      1,061,889
                                                          -----------    ------------

Cash and cash equivalents at end of period                 $2,592,821     $9,495,449
                                                          -----------    ------------

Cash paid during the period for:
    Income taxes                                                    -       $478,200
    Interest                                                 $425,130       $148,066

Supplemental schedule of noncash investing
and financing activities:
    Equipment leases capitalized                             $290,687       $124,396
    Common stock issued in settlement of an employment
       agreement                                                    -        $50,000
    Reversal of unearned compensation related to stock
       options granted                                        $12,500              -


    The accompanying notes are an integral part of these consolidated financial statements.

                     BOYDS WHEELS, INC., AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

    BASIS OF PRESENTATION:

    The accompanying consolidated financial statements include the accounts of Boyds Wheels, Inc. (the "Company") and its wholly owned subsidiary, Hot Rods by Boyd, Inc. ("HRBB"). The acquisition of HRBB in December 1996 was accounted for as a pooling of interests business combination (see Note 4).

    The interim financial data as of and for the three months and six months ended June 30, 1997 and June 30, 1996 are unaudited and have been prepared in accordance with the generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements.

2.  Inventories:

    Inventories consist of the following:

                                               (Unaudited)
                                               June 30, 1997   December 31, 1996
                                               -------------   -----------------
    Finished goods                               $2,804,109        $1,572,189
    Work in process                               4,624,131         3,869,080
    Raw materials                                 1,321,629         1,814,270
    Construction-in-progress automobiles            697,211           380,831
    Completed automobile                             75,000            73,779
                                               -------------   -----------------
                                                 $9,522,080        $7,710,149
                                               -------------   -----------------
                                               -------------   -----------------

3.  Long Term Debt

In June 1997, the bank line of credit facility for the Company was reduced from maximum borrowings of $9,000,000 to $8,000,000 and for HRBB from $500,000 to $200,000. At June 30, 1997, the Company was not in compliance with certain loan covenants. As a result, the Company has been requested to seek alternative financing with another lending institution recommended by the bank, in which the bank has preliminarily agreed to participate. All amounts due under these facilities have been classified as current at June 30, 1997.

    4.   Pooling of Interests:

In 1996, the Company completed an acquisition of HRBB which was accounted for as a pooling of interests, and accordingly the Company's interim financial statements for the three and six months ended June 30, 1996, have been restated to include HRBB for such periods. Unaudited consolidated and separate results of the Company and HRBB were as follows:

                        BOYDS WHEELS, INC., AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                 Three Months   Six Months
                                                    Ended          Ended
                                                 June 30, 1996  June 30, 1996
                                               -------------   ---------------
Net Sales:
    Boyds Wheels, Inc., as previously reported   $7,676,843     $13,010,917
    Hot Rods by Boyds, Inc.                         454,124         659,249
    Adjustments                                           -         (20,049)
                                               -------------   ---------------
Consolidated                                     $8,130,967     $13,650,117
                                               -------------   ---------------
                                               -------------   ---------------

Net Income:
    Boyds Wheels, Inc., as previously reported     $620,414        $979,540
    Hot Rods by Boyds, Inc.                          17,617         118,106
                                               -------------   ---------------
Consolidated                                       $638,031      $1,097,646

    The adjustments relate to intercompany transactions between the two companies.

5.  Statements of Financial Accounting Standards not yet adopted

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share (EPS) data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting disclosures.

6.  Change in accounting estimate

    Effective June 30, 1997, the Company changed its estimated useful lives of its molds used in the manufacturing process. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of increasing depreciation expense in the second quarter of 1997 by $359,000 and increasing the net loss by $.09 per share for six months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996.

GENERAL

    The Company designs, manufactures and markets high quality aluminum wheels for the specialty automotive and motorcycle aftermarkets. The Company also designs, manufactures and markets a premium line of car care products and a line of sportswear under its own label. The Company sells its products domestically through a national distribution network of tire and performance retailers, warehouse distributors and mail order outlets and internationally through foreign distribution channels. The Company's wholly owned subsidiary, Hot Rods By Boyd, Inc., designs and manufactures custom vehicles which are sold directly to private clientele.

     Since the Company utilizes its own facility and equipment for the manufacture of its products, gross margins are especially dependent upon sales volumes as a result of substantial fixed manufacturing overhead. Overhead costs were significantly increased in the third and fourth quarters of 1996 and the first quarter of 1997, when the Company elected to expand its manufacturing facility through the acquisition of additional equipment and increase its square footage by approximately 50%. At low sales volumes it is unlikely that positive gross margins from proprietary products can be achieved. However, at higher sales volumes, the allocation of fixed costs over more sales should result in increased gross margins. Accordingly, the Company anticipates variances in gross margins from quarter to quarter as a result of fluctuations in production, which coincide with seasonality of the Company's business.

    Sales of and demand for the Company's wheel products have not met management's expectations due to a variety of factors including, competitive pressure, changes in consumer demand, the lack of a fully integrated sales and marketing plan, and a slower than expected expansion in newer markets. The Company has responded by: (1) focusing its sales efforts on expanding its domestic and, to a lesser degree, its international distribution channels; (2) introducing new product lines to respond to new trends; (3) streamlining and restructuring its manufacturing process and facility; and
(4) restructuring its sales and customer service departments to more effectively target new business and service its existing customer base.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND THREE MONTHS ENDED JUNE 30, 1996

ONE-TIME CHARGE

    The Company recorded during the current period a one-time charge of $1.8 million which included: a Sales reserve of $1,000,000, which consists mainly of a $700,000 reserve for motorcycle products; a Cost of Sales charge of $700,000, which consists of approximately $200,000 from the sale of scrap, $300,000 resulting from a change in the estimated useful life of the Company's molds, and $200,000 in the write-off of leasehold improvements associated with premises to be subleased; and Selling, General and Administrative expenses of $100,000 relating to the planned sale of under-utilized equipment.

NET SALES

    Net sales for the three months ended June 30, 1997, were $4,279,777 compared to $8,130,967 for the same period in 1996, a decrease of $3,851,190 or 47%. The decrease in sales for the period was the result of continued weak sales of the Company's two-piece cast wheel line, which accounted for approximately $3,000,000 of the decrease. This continued decrease is the result of a lack of newer wheel designs, along with a continued shift in consumer demand to the one-piece cast wheel. The Company's one-piece cast wheel line continued to increase its sales to an all-time quarterly high of $900,000, an increase of $600,000 over the same period in 1996. This increase was achieved as a result of an ongoing increase in the product line, even though the Company has experienced delays in tooling and production. The motorcycle product line experienced a decline in sales of approximately $200,000 for the three month period resulting from the change in distribution methods, from selling to distributors to selling direct to dealers. The Company did not properly anticipate the immediate shipping response required and therefore lost sales. The Company's private label center business also has declined for the period by $300,000, as a result of the previously mentioned shift to one-piece cast wheels. Sales of the Company's two-piece billet wheels increased during the quarter by $180,000 as the result of direct sales to the public and a more competitive price structure. The steering wheels and accessories lines also declined slightly by $50,000 for the period. The Company also recorded a sales return reserve of approximately $1,000,000, $700,000 of which is directly related to the motorcycle line.

GROSS (LOSS) PROFIT

    Gross (loss) profit for the three months ended June 30, 1997 was ($2,767,480) compared to $2,153,305 for the same period in 1996, a decrease of $4,920,785 or 229%. The decrease in gross profit was primarily attributable to a 47% decrease in sales combined with an increase in fixed costs and under utilization of the facility, along with one time charges of approximately $200,000 relating to the sale of scrap, $300,000 associated with the change in estimated useful life of the Company's molds, and $200,000 for the write-off of leasehold improvements associated with premises to be subleased. The fixed costs in the second quarter of 1997, compared to the second quarter of 1996, included higher wages of $260,000, increased overhead costs of rent of $47,000, utilities of $77,000 and depreciation of $399,000 as a result of the Company's expansion. During the month of June, 1997, the Company reduced personnel and reduced the salaries of management personnel in an effort to reduce overhead. In addition the Company has targeted underutilized machinery and facilities to sell and sublease, in an effort to reduce its break-even point. These cuts will primarily benefit future periods of operation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months ended June 30, 1997 were $1,337,799 compared to $1,175,439 for the same period in 1996, an increase of $162,360 or 14%. This increase included a one time charge of $100,000 for the loss on the sale of equipment being sold to reduce overhead. Period costs were still impacted by increased advertising and promotional expenses, in addition to the prior period increase in sales, marketing, investor relations and accounting personnel. During the month of June, 1997, the Company reduced the number of employees and reduced the salaries of personnel in an effort to reduce expenses. These cuts will primarily benefit future periods of operation.

INTEREST AND OTHER EXPENSES (NET)

    Interest income (expenses) and other expenses (net) for the three months ended June 30, 1997 were ($67,784) compared to $48,552 for the same period in 1996, an increase of $116,336 or 240%. Interest expense increased as a result of increased borrowings for working capital and long-term debt, which was partially offset by interest income from available funds and other income in the second quarter of 1997.

INCOME TAX (BENEFIT) PROVISION

    Income tax (benefit) for the three months ended June 30,1997 was ($29,000), compared to a provision of $388,387 for the same period in 1996, a decrease of $417,387 or 108%. The tax benefit was based upon the benefit resulting from the carryback of the second quarter loss.

NET (LOSS) INCOME

    Net loss for the three months ended June 30, 1997 was ($4,144,063), compared to net income of $638,031 for the three months ended June 30, 1996, a decrease of $4,782,094, or 750%.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1996


ONE-TIME CHARGE

    The Company recorded during the current period a one-time charge of $1.8 million which included: a Sales reserve of $1,000,000, which consists mainly of a $700,000 reserve for motorcycle products; a Cost of Sales charge of $700,000, which consists of approximately $200,000 from the sale of scrap, $300,000 resulting from a change in the estimated useful life of the Company's molds, and $200,000 in the write-off of leasehold improvements associated with premises to be subleased; and Selling, General and Administrative expenses of $100,000 relating to the planned sale of under-utilized equipment.

NET SALES

    Net sales for the six months ended June 30, 1997, were $7,855,870 compared to $13,650,117 for the same period in 1996, a decrease of $5,794,247 or 42%. The decrease in sales was the result of a reduced backlog and continued weak sales of the Company's two-piece cast wheel line, which accounted for approximately $4,200,000 of the decrease. This continued decrease is the result of a lack of newer wheel designs, along with a continued shift in consumer demand to the one-piece cast wheel. The Company's one-piece cast wheel line increased its sales to $1,100,000, compared to $600,000, for a net increase of $500,000 over the same period in 1996. This increase was achieved as a result of an ongoing increase in the product line, even though the Company has experienced delays in tooling and production. The motorcycle product line experienced a decline in sales of approximately $400,000 for the six month period resulting from the change in distribution methods, from selling to distributors to selling direct to dealers. The Company did not properly anticipate the immediate shipping response required, therefore resulting in lost sales. The private label center business has also declined for the six months by $600,000, as a result of the previously mentioned shift to one-piece cast wheels. The Company's two-piece billet wheels increased during the six months by $100,000 as the result of direct sales to the public and a more competitive price structure. The steering wheels and accessories lines also declined slightly by $130,000 for the period. The Company also recorded a sales return reserve of approximately $1,000,000, $700,000 of which is directly related to the motorcycle line.

GROSS (LOSS) PROFIT


    Gross (loss) profit for the six months ended June 30, 1997 was ($3,061,279) compared to $3,604,679 for the same period in 1996, a decrease of $6,665,958 or 185%. The decrease in gross profit was the result of a 42% decrease in sales combined with an increase in fixed costs and under utilization of the facility, along with one time charges of $200,000 relating to the sale of scrap, $300,000 associated with the change in the estimated useful life of the Company's molds, and $200,000 for the write-off of leasehold improvements associated with premises to be subleased. Fixed costs for the six months ended June 30, 1997, compared to 1996, included higher wages of $667,000, increased overhead costs of rent $91,000, utilities of $75,000 and depreciation of $399,800 as a result of the Company's expansion. The expansion of the manufacturing facility and operating expenses associated with 65 more employees in manufacturing have resulted in a significant negative gross profit margin. The reduced sales and production levels equates to low absorption of overhead costs, resulting in the expensing of overhead costs in the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the six months ended June 30, 1997 were $2,349,379 compared to $1,920,367 for the same period in 1996, an increase of $429,012 or 22%. This increase included a one time charge of $100,000 for the loss on the sale of equipment being sold to reduce overhead. This increase is primarily the result of increased advertising and promotional expenses in the amount of $160,800, together with expenses of $238,000 associated with the addition of sales, marketing, investor relations and accounting personnel. During the month of June, 1997, the Company reduced personnel and reduced the salaries of personnel. In addition, the Company is analyzing all advertising and administrative costs in an effort to further reduce overhead. These cuts will primarily benefit future periods of operation.

INTEREST AND OTHER EXPENSES (NET)

    Interest (income) expenses and other expenses (net) for the six months ended June 30, 1997 were $178,690 compared to ($37,753) for the same period in 1996, an expense increase of $216,443 or 573%. Interest expense increased as a result of increased borrowings for working capital and long-term debt, which partially were offset by interest income from available funds and other income in the six months of 1997.

 INCOME TAX (BENEFIT) PROVISION

    Income tax (benefit) for the six months ended June 30,1997 was ($244,000), compared to a provision of $624,419 for the same period in 1996, a decrease of $868,419 or 139%. The tax benefit was based upon the benefit resulting from the carryback of the loss for the six months ended June 30, 1997.

NET (LOSS) INCOME

    Net loss for the six months ended June 30, 1997 was ($5,345,348), compared to net income of $1,097,646 for the six months ended June 30, 1996, a decrease of $6,442,994, or 587%.

LIQUIDITY AND CAPITAL RESOURCES

    Through June 30, 1997, the Company's inventory increased to $9,522,080 from $7,710,149 at December 31, 1996, an increase of $1,811,931 or 24%.
This increase was primarily due to the manufacture of new products and styles, including new one-piece cast wheels and motorcycle components. The increases in one-piece cast wheels and other new products and styles were made in anticipation of the Company's planned expansion of its sales efforts in the Eastern United States. In order to meet the needs of Harley-Davidson dealers, the Company increased its motorcycle inventory levels to supply the dealers directly, as they require shipment in less than one week. Slower than expected sales overall also contributed to the increase in inventory levels.

    Working capital was $1,062,966 at June 30, 1997 compared to $10,886,226 at December 31, 1996, or a decrease of $9,823,260. The Company's cash position at June 30, 1997 was $2,592,821 compared to $5,792,764 at December 31, 1996, a decrease of $3,199,943. Cash was utilized, along with the Company's line of credit to fund operations, increase inventory, and to add equipment and leasehold improvements. The effect of lower sales and increased overhead has had a significant impact on cash and working capital. The Company is currently attempting to secure a new working line of credit and equipment financing, to replace the current facility, which has been informally frozen at the bank's request. At June 30, 1997, the revolving lines of credit had borrowings of $8,126,604, all of which are classified as current. The borrowings on the line of credit increased during the period as a result of operating needs, equipment and leasehold improvements of $3,014,181, the payoff of previous line of credit borrowings of $2,590,258 and the payoff of a long-term capital lease of $888,011. Long-term debt also increased by $1,643,000 as these funds were used for the purchase of 2.5 acres of land with 26,000 square feet of buildings to accommodate the Company's distribution center.

    Based on the Company's cash position and currently planned expenditures and level of operations, the Company estimates it will require additional capital within the next three months to meet its debts as they become due and to continue as a going concern. The Company's business may be able to generate the additional funding required depending on the ability of manufacturing activities to generate additional revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for capital including, without limitation, the bank financing previously described. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to raise additional funds could have a material adverse effect on the Company and could force the Company to further reduce or curtail operations.

    The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. There can be no assurances that additional capital will be available when needed.

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS

    Management has taken steps to improve operations with the goal of sustaining the Company operations for the next twelve months and beyond. These steps include: (1) focusing its sales efforts on expanding its domestic and, to a lesser degree, its international distribution channels; (2) introducing new product lines to respond to new trends; (3) streamlining and restructuring its manufacturing process and facility; (4) restructuring its sales and customer service departments to more effectively target new business and service its existing customer base; and (5) reducing overhead and operating expenses. There can be no assurance the Company can attain profitable operations in the future.

BUSINESS RISKS

    This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

1.  (a) Exhibits.
    Number

    27.1  Financial Data Schedule

2.  (b) None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOYDS WHEELS, INC.


Date: August 14, 1997                  By: /s/ Boyd L. Coddington
     ------------------------             ------------------------------------
                                          Boyd L. Coddington
                                          Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)


Date: August 14, 1997                  By: /s/ Rex A. Ours
     ------------------------             ------------------------------------
                                          Rex A. Ours
                                          Chief Financial Officer and
                                          Corporate Secretary
                                          (Principal Financial Officer)