Form 10QSB
period 1997-09-30
BOYDS WHEELS INC
filed 1997-11-17
CIK 913007

================================================================================

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number: 0-26738

                               BOYDS WHEELS, INC.
             (Exact name of registrant as specified in its charter)

         California                                   93-1000272
 State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                               8380 Cerritos Ave.
                                Stanton, CA 90680
                                  714-952-4038
          (Address and telephone number of principal executive offices)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

As of October 12, 1997, there were outstanding 3,848,618 shares of registrant's common stock, no par value.


Transitional Small Business Disclosure Format (check one);
Yes     No  X
    ---    ---


================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                        BOYDS WHEELS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            Sept. 30, 1997     December 31, 1996
                                                            --------------     -----------------
                                                              (Unaudited)
ASSETS:
Current Assets:
    Cash and cash equivalents                                $    556,527         $  5,792,764
    Restricted cash                                               443,000                   --
    Accounts receivable, net                                    1,328,106            2,316,979
    Other receivables                                             121,649              178,339
    Income tax refund receivable                                  736,975              355,623
    Inventories                                                 8,627,449            7,710,149
    Cost and estimated earnings in excess of billings
                                                                  250,500               56,616

    Prepaids and other current assets                             563,647              605,186
    Deferred income taxes                                         296,956              296,956
                                                             ------------         ------------
                    Total current assets                       12,924,809           17,312,612

Property and equipment, net                                    14,785,772           11,047,029
Covenants not to compete, net                                     122,987              145,487
Other assets                                                       61,167               97,655
                                                             ------------         ------------
                    Total assets                             $ 27,894,735         $ 28,602,783
                                                             ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                         $  4,228,055         $  3,307,176
    Accrued liabilities                                           709,808              663,467
    Revolving credit agreements                                        --            1,634,154
    Current maturities of long-term debt                        8,861,763              560,140
    Billings in excess of cost and estimated
     earnings                                                     205,025              122,286
    Other current liabilities                                       1,348              139,163
                                                             ------------         ------------
                      Total  current liabilities               14,005,999            6,426,386

Long-term debt                                                  1,344,419            2,397,695
Other long-term liabilities                                        10,382               53,738
Deferred income taxes                                             345,572              345,572
                                                             ------------         ------------
                       Total liabilities                       15,706,372            9,223,391
                                                             ------------         ------------

Shareholders' Equity:
    Preferred stock, no par value 5,000,000 shares
        authorized, no shares outstanding
    Common stock, no par value; authorized
        25,000,000 shares, issued and outstanding
        3,848,618 shares at Sept. 30, 1997 and
        3,780,106 at December 31, 1996                         17,856,101           17,585,262
    Contributed capital                                         1,036,516            1,036,516
    Unearned compensation                                              --               (3,123)
    Retained (deficit) earnings                                (6,704,254)             760,737
                                                             ------------         ------------
                       Total shareholders' equity              12,188,363           19,379,392
                                                             ------------         ------------

       Total  liabilities and shareholders' equity           $ 27,894,735         $ 28,602,783
                                                             ============         ============

   The accompanying notes are an integral part of these consolidated financial statements.

                        BOYDS WHEELS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three                             Nine
                                                       Months Ended                     Months Ended
                                                         Sept.30,                         Sept 30,
                                                         --------                         --------
                                                  1997            1996              1997              1996
                                                  ----            ----              ----              ----
                                                               (Restated)                          (Restated)
Net sales                                     $ 4,777,007      $ 7,629,621      $ 12,632,877      $ 21,299,787
Cost of goods sold                              5,202,547        5,652,091        16,119,696        15,717,578
                                              -----------      -----------      ------------      ------------
     Gross (loss) profit                         (425,540)       1,977,530        (3,486,819)        5,582,209

Selling, general and administrative
  expenses                                      1,762,842        1,051,930         4,112,221         2,972,297
                                              -----------      -----------      ------------      ------------
     (Loss) income from operations             (2,188,382)         925,600        (7,599,040)        2,609,912

Interest expense (income) and other
  expenses, net                                    43,461          (55,714)          222,151           (93,467)
                                              -----------      -----------      ------------      ------------
(Loss) income before provision for
  income taxes                                 (2,231,843)         981,314        (7,821,191)        2,703,379

(Benefit) provision for income taxes             (112,200)         413,476          (356,200)        1,037,895
                                              -----------      -----------      ------------      ------------

     Net (loss) income                        ($2,119,643)     $   567,838      ($ 7,464,991)     $  1,665,484
                                              ===========      ===========      ============      ============

Net (loss) income per share                   ($      .55)     $       .14      ($      1.95)     $        .55
                                              ===========      ===========      ============      ============

Weighted average common shares and common
  equivalent shares outstanding                 3,849,000        3,932,000         3,838,000         3,052,000
                                              ===========      ===========      ============      ============


   The accompanying notes are an integral part of these consolidated financial statements.

                        BOYDS WHEELS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine
                                                                 Months Ended
                                                                   Sept 30,
                                                        ------------------------------
                                                            1997              1996
                                                        ------------      ------------
                                                                           (Restated)
Cash flows from operating activities:
Net (loss) income                                       $ (7,464,991)     $  1,665,484

Adjustments to reconcile net (loss) income to
  cash used by operating activities:
     Depreciation and amortization                         1,881,427           725,121
     Loss on disposal of property and equipment                9,654            78,264
     Bad debt expense                                      1,138,822            36,370
     Reserve for inventory obsolescence                      777,763            20,000
     Compensation related to stock option vesting              3,123             6,251
     Increase in accounts receivable                        (149,949)         (327,532)
     Increase in income tax refund receivable               (381,352)               --
     Decrease in other receivables                            56,690             8,558
     Increase in inventories                              (1,695,063)       (3,646,629)
     (Increase) decrease in costs and estimated
        earnings in excess of billings on
        uncompleted contracts                               (193,884)           83,302
     (Increase) decrease in prepaid and other
        current assets                                        41,539          (221,050)
     Decrease in other assets                                 36,488           155,958
     Increase in accounts payable                            920,879           137,573
     Increase (decrease) in accrued liabilities               46,341          (584,088)
     Increase in income taxes payable                             --           364,695
     Increase (decrease) in billings in excess
        of costs and estimated earnings on
        uncompleted contracts                                 82,739           (72,432)
     Decrease in other current liabilities                  (137,815)         (100,660)
     Decrease in other long term liabilities                 (43,356)          (18,731)
                                                        ------------      ------------
          Net cash used by operating activities           (5,070,945)       (1,689,546)
                                                        ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment                   (5,356,638)       (4,198,102)
     Proceeds from the sale of property and
        equipment                                             40,000             6,400
     Payments on covenants not to compete                         --           (24,585)
     Increase in restricted cash                            (443,000)               --
                                                        ------------      ------------
          Net cash used by investing activities           (5,759,638)       (4,216,287)
                                                        ------------      ------------

Cash flows from financing activities:
     Borrowings on revolving lines of credit                 956,104         1,689,554
     Payments on revolving lines of credit                (2,590,258)       (1,689,554)
     Proceeds from issuance of long-term debt             10,126,261           938,887
     Principal repayments of long-term debt               (3,168,601)         (997,141)
     Proceeds from sale of common stock                           --        12,936,250
     Cost of equity issuance                                      --        (1,266,000)
     Proceeds from exercise of common stock
        warrants                                             270,840                --
                                                        ------------      ------------
          Net cash provided by financing
             activities                                    5,594,346        11,611,996
                                                        ------------      ------------

   The accompanying notes are an integral part of these consolidated financial statements.

                        BOYDS WHEELS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine
                                                              Months Ended
                                                                Sept 30,
                                                      ---------------------------
                                                          1997            1996
                                                      -----------      ----------
                                                                       (Restated)
Net (decrease) increase in cash and cash
   equivalents                                        $(5,236,237)     $5,706,163

Cash and cash equivalents at beginning of year          5,792,764       1,061,889
                                                      -----------      ----------

Cash and cash equivalents at end of period            $   556,527      $6,768,052
                                                      ===========      ==========


     The accompanying notes are an integral part of these consolidated financial statements.

                       BOYDS WHEELS, INC., AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies:

        Basis of Presentation:
        ----------------------

        The accompanying consolidated financial statements include the accounts of Boyds Wheels, Inc. (the "Company") and its wholly owned subsidiary, Hot Rods by Boyd, Inc. ("HRBB"). The acquisition of HRBB in December 1996 was accounted for as a pooling of interests business combination (see Note 4).

        The interim financial data as of and for the three months and nine months ended September 30, 1997 and September 30, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

        The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements.

2.      Inventories:

        Inventories consist of the following:

                                                    (Unaudited)
                                                   Sept 30, 1997    December 31, 1996
                                                   -------------    -----------------
        Finished goods                              $3,488,809          $1,572,189
        Work in process                              3,946,929           3,869,080
        Raw materials                                  334,102           1,814,270
        Construction-in-progress automobiles           782,609             380,831
        Completed automobile                            75,000              73,779
                                                    ----------          ----------
                                                    $8,627,449          $7,710,149
                                                    ==========          ==========

3.      Long Term Debt

        In June 1997, the bank line of credit facility for the Company was reduced from maximum borrowings of $9,000,000 to $8,000,000 and for HRBB from $500,000 to $200,000. At September 30, 1997, the Company was not in compliance with certain loan covenants. As a result, the Company has been requested to seek alternative financing with another lending institution recommended by the bank. All amounts due under these facilities have been classified as current at September 30, 1997.

4.      Pooling of Interests:

        In 1996, the Company completed an acquisition of HRBB which was accounted for as a pooling of interests, and accordingly the Company's interim financial statements for the three and nine months ended September 30, 1996, have been restated to include HRBB for such periods. Unaudited consolidated and separate results of the Company and HRBB were as follows:

                       BOYDS WHEELS, INC., AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                Three Months         Nine Months
                                                    Ended               Ended
                                                September 30,       September 30,
                                                -------------       -------------
                                                     1996                1996
                                                     ----                ----
        Net Sales:
                  Boyds Wheels, Inc., as
                     previously reported         $ 7,521,026         $ 20,531,943
                  Hot Rods by Boyds, Inc.            108,595              787,893
                  Adjustments                             --              (20,049)
                                                 -----------         ------------
        Consolidated                             $ 7,629,621         $ 21,299,787
                                                 ===========         ============

        Net Income (Loss):
                  Boyds Wheels, Inc., as
                     previously reported         $   614,848         $  1,594,388
                  Hot Rods by Boyds, Inc.            (47,010)              71,096
                                                 -----------         ------------
        Consolidated                             $   567,838         $  1,665,484
                                                 ===========         ============


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

In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

In September 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting disclosures.

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

GENERAL

       The Company designs, manufactures and markets high quality aluminum wheels for the specialty automotive and motorcycle aftermarkets. The Company also markets a premium line of car care products and a line of sportswear under its own label. The Company sells its products domestically through a national distribution network of tire and performance retailers, warehouse distributors and mail order outlets and internationally through foreign distribution channels. The Company's wholly owned subsidiary, Hot Rods By Boyd, Inc., designs and manufactures custom vehicles which are sold directly to private clientele and promotional businesses.

        Since the Company utilizes its own facility and equipment for the manufacture of its products, gross margins are especially dependent upon sales volumes as a result of substantial fixed manufacturing overhead. Overhead costs were significantly increased in the third and fourth quarters of 1996 and the first quarter of 1997, when the Company elected to expand its manufacturing facility through the acquisition of additional equipment and increase its square footage by approximately 50% in anticipation of higher sales volumes which did not materialize. At the low sales volumes currently being realized by the Company, it is unlikely that positive gross margins from proprietary products can be achieved. However, at higher sales volumes, the allocation of fixed costs over more sales should result in increased gross margins. Accordingly, the Company anticipates variances in gross margins from quarter to quarter as a result of fluctuations in production, which coincide with seasonality of the Company's business.

        Sales of and demand for the Company's wheel products have not met management's expectations due to a variety of factors including, competitive pressure, changes in consumer demand, the lack of a fully integrated sales and marketing plan, and a slower than expected expansion in newer markets. The Company has responded by: (1) focusing its sales efforts on expanding its domestic and, to a lesser degree, its international distribution channels; (2) introducing new product lines to respond to new trends; (3) streamlining and restructuring its manufacturing process and facility to eliminate underutilized equipment and consolidate manufacturing operations; and (4) restructuring its sales and customer service departments to more effectively target new business and service its existing customer base.

        Sales are expected to be subject to month-to-month and quarter-to-quarter variability due to the limited market penetration in the Company's new markets to date. The markets for the aluminum aftermarket wheels are subject to rapidly changing consumer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by marketing and advertising expenditures, product positioning through its distributors and retailers, design trends and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in consumer demand because of the time required to change or introduce new products, production limitations or limited financial resources.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales
---------

        Net sales for the three months ended September 30, 1997, were $4,777,007 compared to $7,629,621 for the same period in 1996, a decrease of $2,852,614 or 37.4%. The decrease in sales for the period was the result of continued weak sales of the Company's two-piece cast wheel line, which accounted for the majority of the decrease. This continued decrease is the result of a lack of newer wheel designs, along with a continued shift in consumer demand to the one-piece cast wheel. The Company's one-piece cast wheel line was relatively flat for the third quarter. The private label segment of the business continued to experience declining sales. The Company did not properly anticipate the immediate shipping response required and therefore lost sales. The steering wheels and accessories lines also declined slightly which is consistent with the previous periods.

Gross (Loss) Profit
-------------------

        Gross (loss) profit for the three months ended September 30, 1997 was ($425,540) compared to $1,977,530 for the same period in 1996, a decrease of $2,403,070. The decrease in gross profit was primarily attributable to a 37.4% decrease in sales combined with under utilization of the facility. The fixed costs in the third quarter of 1997, compared to the third quarter of 1996, included higher wages, increased overhead costs for rent, utilities and depreciation as a result of the Company's expansion. During the three months ended September 30, 1997, the Company continued to reduce personnel and the salaries of management personnel in an effort to reduce overhead. In addition, the Company has continued to sell or sublease underutilized machinery and facilities in an effort to reduce its break-even point, as well as, introduce additional purchasing and inventory controls designed to reduce future product costs. These cuts and changes will primarily benefit future periods of operation.

Selling, General and Administrative Expenses
--------------------------------------------

        Selling, general and administrative expenses for the three months ended September 30, 1997 were $1,762,842 compared to $1,051,930 for the same period in 1996, an increase of $710,912 or 67.6%. Period costs were impacted by increased expenses related to the restructuring of the management team and the relocation of certain individuals to the Company's facilities, increased legal and accounting fees and a bad debt charge of $464,674 for one customer who filed for bankruptcy protection. In September 1997, the Company further reduced the number of employees in an effort to reduce expenses. These cuts will primarily benefit future periods of operation.

Interest and Other Expenses (Net)
---------------------------------

        Interest income (expenses) and other expenses (net) for the three months ended September 30, 1997 were ($43,461) compared to $55,714 for the same period in 1996, a change of $99,175. Interest expense increased as a result of increased borrowings for working capital and long-term debt, which was partially offset by interest income from available funds and other income in the third quarter of 1997.


Income Tax (Benefit) Provision
------------------------------

        Income tax (benefit) provision for the three months ended September 30, 1997 was ($112,200), compared to a provision of $413,476 for the same period in 1996, a change of $525,676. The tax benefit was based upon the benefit resulting from the carryback of the third quarter 1997 loss.


Net (Loss) Income
-----------------

        Net loss for the three months ended September 30, 1997 was ($2,119,643), compared to net income of $567,838 for the three months ended September 30, 1996, a decrease of $2,687,481.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales
---------

        Net sales for the nine months ended September 30, 1997, were $12,632,877 compared to $21,299,787 for the same period in 1996, a decrease of $8,666,910 or 40.7%. The decrease in sales was the result of a reduced backlog and continued weak sales of the Company's two-piece cast wheel line, which accounted for approximately $7,200,000 of the decrease. This continued decrease is the result of a lack of newer wheel designs, along with a continued shift in consumer demand to the one-piece cast wheel. The Company's one-piece cast wheel line increased its sales to $1,424,000, compared to $756,000, for a net increase of $668,000 over the same period in 1996. This increase was achieved as a result of an ongoing increase in the product line, even though the Company has experienced delays in tooling and production. The motorcycle product line experienced a decline in sales of approximately $537,000 for the nine month period resulting from the change in distribution methods, from selling to distributors to selling direct to dealers and from the overall reduction in the motorcycle accessories product line in light of the Company's effort to concentrate on wheels. The Company did not properly anticipate the immediate shipping response required, and therefore lost sales. The private label center business also declined for the nine month period by $1,113,000, as a result of the previously mentioned shift to one-piece cast wheels. The Company's two-piece billet wheels increased during the nine months by $196,000 as the result of direct sales to the public and a more competitive price structure. The steering wheels and accessories lines also declined by $409,000 for the period.


Gross (Loss) Profit
-------------------

        Gross (loss) profit for the nine months ended September 30, 1997 was ($3,486,819) compared to $5,582,209 for the same period in 1996, a decrease of $9,069,028. The decrease in gross profit was the result of a 40.7% decrease in sales combined with an increase in fixed costs and under utilization of the facility. Fixed costs for the nine months ended September 30, 1997, compared to the same period of 1996, included higher wages and increased overhead costs of rent, utilities, and depreciation as a result of the Company's expansion.
The expansion of the manufacturing facility which continued through the first quarter of 1997, and the operating expenses associated with having more employees in manufacturing during the first, second, and a portion of the third quarter of 1997 resulted in a significant negative gross profit margin. The reduced sales and production levels equate to low absorption of overhead costs, resulting in the expensing of overhead costs in the period.

Selling, General and Administrative Expenses
--------------------------------------------

        Selling, general and administrative expenses for the nine months ended September 30, 1997 were $4,112,221 compared to $2,972,297 for the same period in 1996, an increase of $1,139,924 or 38.4%. This increase is primarily the result of increased advertising and promotional expenses, together with a bad debt charge of $464,674 for one customer who filed for bankruptcy protection. During the second and third quarters of 1997, the Company reduced personnel and reduced the salaries of personnel. In addition, the Company is analyzing all advertising and administrative costs in an effort to further reduce overhead. These cuts will primarily benefit future periods of operation.

Interest and Other Expenses (Net)
---------------------------------

        Interest (income) expenses and other expenses (net) for the nine months ended September 30, 1997 were $222,151 compared to ($93,467) for the same period in 1996, an expense increase of $315,618. Interest expense increased as a result of increased borrowings for working capital and long-term debt, which partially were offset by interest income from available funds and other income in the nine months of 1997.

Income Tax (Benefit) Provision
------------------------------

        Income tax (benefit) for the nine months ended September 30, 1997 was ($356,200), compared to a provision of $1,037,895 for the same period in 1996. The tax benefit was based upon the benefit resulting from the carryback of the loss for the nine months ended September 30, 1997.

Net (Loss) Income
-----------------

        Net loss for the nine months ended September 30, 1997 was ($7,464,991), compared to net income of $1,665,484 for the nine months ended September 30, 1996, a decrease of $9,130,475.

LIQUIDITY AND CAPITAL RESOURCES

        Through September 30, 1997, the Company's inventory increased to $8,627,449 from $7,710,149 at December 31, 1996, an increase of $917,300 or
11.9%. This increase was primarily due to the manufacture of new products and styles, including new one-piece cast wheels and motorcycle components. The increase in one-piece cast wheels and other new products and styles was made in anticipation of the Company's planned expansion of its sales efforts in the Eastern United States. In order to meet the needs of Harley-Davidson dealers, the Company increased its motorcycle inventory levels to supply the dealers directly, as they require shipment in less than one week. Slower than expected sales overall also contributed to the increase in inventory levels.

        Working capital was ($1,081,190) at September 30, 1997 compared to $10,886,226 at December 31, 1996, or a decrease of $11,967,416. The Company's cash position at September 30, 1997 was $556,527 compared to $5,792,764 at December 31, 1996, a decrease of $5,236,237. Cash was utilized, along with the Company's line of credit to fund operations, increase inventory, and to add equipment and leasehold improvements. The effect of lower sales and increased overhead has had a significant impact on cash and working capital. The Company is currently attempting to secure a new working line of credit and equipment financing, to replace the current facility, which has been informally frozen at the bank's request. At September 30, 1997, the revolving lines of credit had borrowings of $8,126,604, all of which are classified as current. The borrowings on the line of credit increased during the period as a result of operating needs, equipment and leasehold improvements of $3,014,181, the payoff of previous line of credit borrowings of $2,590,258 and the payoff of a long-term capital lease of $888,011. Long-term debt also increased by $1,643,000 as these funds were used for the purchase of 2.5 acres of land with 26,000 square feet of buildings to accommodate the Company's distribution center.

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

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS

        Management has taken steps to improve operations with the goal of sustaining the Company operations for the next twelve months and beyond. These steps include: (1) focusing its sales efforts on expanding its domestic and, to a lesser degree, its international distribution channels; (2) introducing new product lines to respond to new trends; (3) streamlining and restructuring its manufacturing process and facility to eliminate underutilized equipment and consolidate manufacturing operations; (4) restructuring its sales and customer service departments to more effectively target new business and service its existing customer base; and (5) reducing overhead and operating expenses. There can be no assurance the Company can attain profitable operations in the future.

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

ITEM 5. OTHER INFORMATION.

        On September 23, 1997, Rex A. Ours resigned as Chief Financial Officer of the Company to accept a position in public accounting. Mr. Ours' duties are being performed by current members of management and outside consultants until a new Chief Financial Officer can be located and retained.

        On October 31, 1997, Boyd L. Coddington resigned as Chairman of the Board and Chief Executive Officer of the Company, and effective November 1, 1997, became a consultant to the Company. Pursuant to the terms of the Separation Agreement executed by the parties, Mr. Coddington agreed to immediately terminate his Employment Agreement (previously due to terminate December 31, 1999) and to release the Company from any claims which Mr. Coddington may have against the Company and others for payment of salary or otherwise which arose or pertained to his employment or the termination of his employment. The terms of the Separation Agreement provide that Mr. Coddington will continue to serve on the Company's Board of Directors for the term prescribed by, and otherwise in accordance with, the Bylaws of the Company, although Mr. Coddington shall cease being Chairman of the Board. At the time of his resignation, Mr. Coddington entered into a Consulting Agreement with the Company. Under the terms of the Consulting Agreement, Mr. Coddington has agreed, upon request of the executive officers of the Company, to assist Company personnel with the executive, sales, marketing, operations, design and other functions previously performed by Mr. Coddington for the Company for an amount of time each month, not to exceed 50% of the time previously spent by Mr. Coddington on such duties while an employee. The Consulting Agreement is for an initial term of five years and is renewed automatically thereafter for successive renewal periods of five years each, unless either party gives notice of termination to the other party at least thirty (30) days prior to the commencement of any successive five (5) year renewal period. The Consulting Agreement prohibits Mr. Coddington from (i) competing, directly or indirectly, against the Company (during the term of the Consulting Agreement), (ii) soliciting, directly or indirectly, for himself or for any other person or entity, any employee, independent contractor or existing or potential customer of the Company (during the term of the Consulting Agreement and for a period of two years thereafter) and (iii) disclosing to any third party any confidential or proprietary trade secrets, know how, processes, business practices, finances, suppliers, customers or potential customers of the Company. In consideration of the agreements made by Mr. Coddington and the consulting services to be rendered, the Company has agreed to pay Mr. Coddington (i) base compensation equal to $6,000 per month for the first thirteen months and $12,500 per month for each month thereafter, plus (ii) incentive compensation, payable annually, equal to one-half of one percent of the Company's sales in excess of $24,000,000 with such incentive compensation not to exceed $60,000 annually.

        On October 31, 1997, Gardiner S. Dutton was elected to succeed Mr. Coddington as Chairman of the Board and Chief Executive Officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

1.  (a) Exhibits.

               Number
               ------

                10.43 Separation Agreement and General Release by and between the Company and Boyd L. Coddington;

                10.44   Consulting Agreement by and between the Company and Boyd
                        L. Coddington dated October 31, 1997;

                27.1    Financial Data Schedule

2.  (b) None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BOYDS WHEELS, INC.


Date: November 14, 1997             By:  /s/ Gardiner S. Dutton
                                       ------------------------
                                    Gardiner S. Dutton
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer)


Date: November 14, 1997             By:  /s/ David M. Asher
                                       --------------------
                                    David M. Asher
                                    President and
                                    Chief Operating Officer
                                    (Principal Operating Officer)